Form 10-Q
period 2021-03-31
Moringa Acquisition Corp
filed 2021-05-25
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40073

MORINGA ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Park Avenue, 7th Floor New York, NY, 10017
(Address of Principal Executive Offices, including zip code)

(212) 572-6395
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of March 31, 2021, 11,980,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Condensed Balance Sheets as of March 31, 2021 and December 31, 2020 (unaudited)	F-2

	Condensed Statements of Operations for the Three Months Ended March 31, 2021 and the Period from September 24, 2020 (Inception) to December 31, 2020 (unaudited)	F-3

	Condensed Statements of Changes in Shareholders’ Equity (Capital Deficiency) for the Three Months Ended March 31, 2021 and the Period from September 24, 2020 (Inception) to December 31, 2020 (unaudited)	F-4

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2021 and the Period from September 24, 2020 (Inception) to December 31, 2020 (unaudited)	F-5

	Notes to Condensed Financial Statements (unaudited)	F-6–F-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Control and Procedures	7

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	8

Item 1A.	Risk Factors	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Mine Safety Disclosures	9

Item 5.	Other Information	9

Item 6.	Exhibits	9

SIGNATURES		10

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021 AND FOR THE THREE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021 AND FOR THE THREE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

		March 31	December 31
	Note	2021	2020
		U.S. Dollars
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		346,695	51,701
Prepaid expenses		287,603	-
Deferred offering costs		-	77,699
TOTAL CURRENT ASSETS		634,298	129,400

NON CURRENT ASSETS:
Prepaid expenses		325,000	-
Cash held in Trust Account		115,000,676	-
TOTAL ASSETS		115,959,974	129,400

Liabilities, shares subject to possible redemption and shareholders’ equity (capital deficiency)
CURRENT LIABILITIES:
Accrued expenses		35,000	29,400
Related party	4	13,798	269,990
TOTAL CURRENT LIABILITIES		48,798	299,390

NON-CURRENT LIABILITIES:
Private Warrant liability		348,460	-
TOTAL LIABILITIES		397,258	299,390

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 11,500,000 shares at March 31, 2021, at redemption value of $10		115,000,000	-

SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized 480,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of March 31, 2021, and 100,000 issued and outstanding as of December 31, 2020;		48	10
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of March 31, 2021 and December 31, 2020;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 and December 31, 2020.		-	-
Additional paid-in capital		855,994	25,572
Accumulated deficit		(293,614)	(195,860)
TOTAL SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		562,716	(169,990)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		115,959,974	129,400

The accompanying notes are an integral part of these condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	3 months ended March 31, 2021	Period from September 24, 2020 (inception) to December 31, 2020
	U.S. Dollars
	Except share data

INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	676	-
FORMATION AND OTHER OPERATING EXPENSES	92,654	195,860
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	5,776	-
NET LOSS FOR THE PERIOD	97,754	195,860

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	4,911,111	-
BASIC AND DILUTED NET LOSS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION	$0.01	-

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	3,139,889	1,244,643
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	$0.01	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional
	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
CHANGES DURING THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO December 31, 2020:
Issuance of Class B Ordinary Shares to the Sponsor	2,875,000	288	24,712	-	25,000
Issuance of Class A Ordinary Shares to the Representative of the underwriters	100,000	10	860	-	870
Net loss for the period	-	-	-	(195,860)	(195,860)
BALANCE AT December 31, 2020	2,975,000	298	25,572	(195,860)	(169,990)
Sale of 380,000 Private Class A ordinary shares, net of issuance costs (see Note 3)	380,000	38	3,380,610	-	3,380,648
Accretion for Public Class A ordinary shares to redemption amount	-	-	(2,550,188)	-	(2,550,188)
Net loss for the period	-	-	-	(97,754)	(97,754)
BALANCE AT March 31, 2021	3,355,000	336	855,994	(293,614)	562,716

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	3 months ended March 31, 2021	Period from September 24, 2020 (inception) to December 31, 2020
	U.S. Dollars

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(97,754)	(195,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in the fair value of the private warrant liability	5,776	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(612,603)	-
Increase (decrease) in related party	(106,202)	120,000
Increase in accrued expenses	5,600	-
Other	-	860
Net cash used in operating activities	(805,183)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class B Ordinary Shares	-	25,000
Sale of Public Units	115,000,000	-
Payment of underwriting commissions and offering expenses	(2,549,157)	-
Sale of Private Units, refer to note 3	3,800,000	-
Issuance of Class A Ordinary Shares	-	10
Proceeds from a promissory note – related party	20,000	149,990
Repayment of promissory note – related party	(169,990)	-
Deferred offering costs	-	(48,299)
Net cash provided by financing activities	116,100,853	126,701

INCREASE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	115,295,670	51,701
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	51,701	-
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	115,347,371	51,701

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	346,695	51,701
Cash held in trust account	115,000,676	-
Total cash, cash equivalents and cash held in a trust account	115,347,371	51,701

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Accrued expenses	-	29,400
Deferred offering costs	77,699	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Description of Organization and Business Operations:

a.	Organization and General

Moringa Acquisition Corp (hereafter – the Company) is a blank check company, incorporated on September 24, 2020 as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (hereafter – the Business Combination). The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

All activity for the period from September 24, 2020 (inception) through March 31, 2021 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing

The Company’s sponsor is Moringa Sponsor, L.P., a Cayman exempted limited partnership (which is referred to herein, together with its wholly-owned subsidiary, Moringa Sponsor (US) LP, a Delaware limited partnership, as the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on February 16, 2021. The initial stage of the Company’s Public Offering— the sale of 10,000,000 Units — closed on February 19, 2021. Upon that closing and the concurrent closing of the initial stage of the Private Placement (as defined below in Note 3). $100,000,000 was placed in a trust account (the “Trust Account”) (discussed in (c) below). On March 3, 2021, upon the full exercise by the underwriters of their over-allotment option for the Public Offering, the second stage of the Public Offering — the sale of 1,500,000 Units — closed. Upon that closing and the concurrent closing of the second stage of the Private Placement, an additional $15,000,000 was placed in the Trust Account. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement.

c.	The Trust Account

The proceeds held in the Trust Account will be invested in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00. Unless and until the Company completes the Initial Business Combination, it may pay its expenses only from the net proceeds of the Public Offering and the Private Placements of $3,800 thousand held outside the Trust Account less any offering expenses (not including underwriting commission) paid upon the closing of the Public Offering and the exercise of the underwriters’ over-allotment option in full.

The Company’s complies with the provisions of ASU 2016-18, under which changes in proceeds held in the Trust Account are accounted for as Changes in Cash, Cash Equivalents and Trust Account in the Company’s Statements of Cash Flows.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Description of Organization and Business Operations (continued):

d.	Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating an initial Business Combination. The initial Business Combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on the income accrued in the Trust Account). There is no assurance that the Company will be able to successfully consummate an initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public shareholders the opportunity to redeem all or a portion of their shares upon the completion of the initial Business Combination, either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 following such redemptions. In such case, the Company would not proceed with the redemption of its public shares and the related initial Business Combination, and instead may search for an alternate initial Business Combination.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two days prior to the general meeting or commencement of the Company’s tender offer, including interest but less taxes payable. As a result, the Company’s Public Class A ordinary shares are classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Description of Organization and Business Operations (continued):

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares (as described in Note 7) held by them if the Company fails to complete the initial Business Combination within 24 months of the closing of the Public Offering or during any extended time that the Company has to consummate an initial Business Combination beyond 24 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The Company’s unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q.

Certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. These unaudited condensed financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal, recurring nature. Interim period operating results may not be indicative of the operating results for a full year.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s final prospectus for the Public Offering filed with the SEC on February 16, 2021, as well as the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period from September 24, 2020 (inception) to December 31, 2020 dated March 31, 2021.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

c.	Cash and cash equivalents

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

As of March 31, 2021, the Company held its cash and cash equivalents in an SVB bank account, and its Cash Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

d.	Class A Ordinary Shares subject to possible redemption

As discussed in Note 1, all of the 11,500,000 shares of Class A common stock sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company has classified all of the shares sold under the Public Units as subject to possible redemption.

e.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

f.	Public Warrants

The Company applied the provisions of ASC 815-40 and classified its public warrants, issued as part of the Public Units as detailed in Note 3, as equity securities.

g.	Private Warrant liability

The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants (as defined in Note 3) has been estimated using a Black-Scholes-Merton model.

h.	Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating net loss per each share – Class A ordinary share subject to possible redemption, non-redeemable Class A and Class B ordinary shares.

As of March 31, 2021, the Company had outstanding warrants to purchase up to 5,940,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net loss per share since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period.

i.	Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

j.	Use of estimates in the preparation of financial statements

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

k.	Offering Costs

The Company complies with the requirements of the Accounting Standards Codification 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company incurred offering costs in connection with its Public Offering of $334,456. These costs, together with the upfront underwriter discount, of $2,300,000 were allocated between the sale of the Public Units and the Private Units. Out of the total amount of offering costs, $2,626,857 were charged to Additional Paid-in Capital upon the closing of the Public Offering. The remaining amount of $7,599 was allocated to the Private Warrant Liability, and therefore charged as an expense.

l.	Income tax

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

m.	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material effect on the Company’s financial statements.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – PUBLIC OFFERING AND PRIVATE PLACEMENTS:

In the Initial Public Offering, the Company issued and sold 11,500,000 units (including 1,500,000 units sold at a second closing pursuant to the underwriters’ exercise of their over-allotment option in full) at an offering price of $10.00 per unit (the “Units”). The Sponsor and EarlyBirdCapital, Inc. (the representative of the underwriters) purchased, in a private placement that occurred simultaneously with the two closings of the initial Public Offering (the “Private Placement”), an aggregate of 352,857 and 27,143 Units, respectively, at a price of $10.00 per Unit.

Each Unit (both those sold in the initial Public Offering and in the Private Placement) consists of one Class A ordinary share, $0.0001 par value, and one-half of one warrant, with each whole warrant exercisable for one Class A ordinary share ( “Public Warrant” and “Private Warrants”, collectively, the “Warrants”). Each Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants will trade. Each Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption (only in the case of the Warrants sold in the Public Offering, or the “Public Warrants”) or liquidation.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering and the full exercise of the underwriters’ over-allotment, or $2,300,000, in the aggregate, to the underwriters at the two closings of the Public Offering. Refer to Note 5 for more information regarding an additional fee payable to the underwriters upon the consummation of an Initial Business Combination.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS:

a.	Promissory Note

On December 9, 2020, the Company signed a promissory note, under which it could borrow up to a $300 thousand principal amount from the Sponsor. Amounts drawn by the Company under the note were to be used to cover finance costs and expenses related to its formation and capital raise. The entire unpaid balance was payable on the earlier of (i) March 31, 2021, or (ii) the date of a capital raise (i.e., the closing of the initial Public Offering). Any drawn amounts could be prepaid at any time. The promissory note did not bear any interest on the principal amount outstanding thereunder.

The Company borrowed $170 thousand under the promissory note. On March 3, 2021, concurrently with the second closing under the Public Offering, the Company repaid the Sponsor $150 thousand of the principal amount due under the promissory note. On February 2021, the Company borrowed an additional $20 thousand and repaid $150 thousand. On March 18, 2021 the Company repaid the remaining $20 thousand due under the promissory note. On March 18, 2021, the Company repaid the remaining $120 thousand Related Party balance as well.

b.	Administrative Services Agreement

On December 16, 2020, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the initial Public Offering and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation. As of March 31, 2021 the Company accrued $14 thousand with regards to this agreement, recorded under the Related Party balance.

The composition of the Related Party balance as of March 31, 2021 and December 31, 2020 is as follows:

	March 31, 2021	December 31, 2020
	In U.S. dollars
Promissory note	-	149,990
Legal fees paid by Sponsor	-	120,000
Accrual for Administrative Services Agreement	13,798	-
	13,798	269,990

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

Underwriters’ Deferred Discount

Under the Business Combination Marketing Agreement, the Company shall pay an additional fee (hereafter – the Deferred Discount) of 3.5% of the gross proceeds of the Public Offering (or $4,025,000) payable upon the Company’s completion of the initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

NOTE 6 – FAIR VALUE MEASUREMENTS:

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., the exit price).

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – FAIR VALUE MEASUREMENTS (continued):

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Basis for Fair Value Measurement

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active or financial instruments for which significant inputs to models are observable (including but not limited to quoted prices for similar securities, interest rates, foreign exchange rates, volatility and credit risk), either directly or indirectly;

Level 3: Prices or valuations that require significant unobservable inputs (including the Management’s assumptions in determining fair value measurement).

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 by level within the fair value hierarchy:

	Level	March 31, 2021
Assets:
Money market funds held in Trust Account	1	$115,000,676
Liabilities:
Private Warrant Liability	3	$348,460

The estimated fair value of the Private Placement Warrants was determined using a Black-Scholes-Merton model with Level 3 inputs. Inherent in a Black-Scholes-Merton model are assumptions related to expected life (term), expected stock price, volatility, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of March 31, 2021	As of March 3, 2021
Share price	$10.0	$10.0
Strike price	$11.5	$11.5
Term (in years)	5.42	5.5
volatility	30%	30%
Risk-free interest rate	0.94%	0.72%
Dividend yield	0.00%	0.00%

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 – FAIR VALUE MEASUREMENTS (continued):

The change in the fair value of the Warrants measured with Level 3 inputs for the period from March 3, 2021 (Initial Measurement) through March 31, 2021 is summarized as follows:

In U.S dollars
Value of private warrant liability measured with Level 3 inputs on the issuance date	342,684
Change in fair value of private warrant liability measured with Level 3 inputs	5,776
Transfer in/out	-
Value of warrant liability measured with Level 3 inputs at March 31, 2021	348,460

NOTE 7 – SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):

a.	Ordinary Shares

Class A Ordinary Shares

On November 20, 2020 the Company issued 100,000 Class A ordinary shares of $0.0001 par value each to designees of the Representative (hereafter – the Representative Shares) for a consideration equal to the par value of the shares. The Representative Shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual.

The Company accounted for the issuance of the Representative Shares as compensation expenses amounting to $860, with a corresponding credit to Additional Paid-In Capital, for the excess value over the consideration paid. The Company estimated the fair value of the issuance based upon the price of Class B Ordinary Shares that were issued to the Sponsor.

Pursuant to the initial Public Offering and the concurrent Private Placement that were each effected in two closings— on February 19, 2021 and March 3, 2021— the Company issued and sold an aggregate of 11,500,000 and 380,000 Class A ordinary shares as part of the Units sold in those respective transactions. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $115 million and $3.8 million in the Public Offering and Private Placement, respectively. See Note 3 above for further information regarding those share issuances.

The Company classified its 11,500,000 Public Class A ordinary shares as temporary equity. The remaining 480,000 Private Class A ordinary shares were classified as permanent equity.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (continued):

Class B Ordinary Shares

On November 20, 2020 the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each for a total consideration of $25 thousand to the Sponsor’s wholly-owned Delaware subsidiary. Out of the 2,875,00 Class B ordinary shares, up to 375,000 were subject to forfeiture if the underwriters were to not exercise their over-allotment in full or in part. Because the underwriters exercised their over-allotment option in full on March 3, 2021, that potential forfeiture did not occur.

Class B ordinary shares are convertible into non-redeemable Class A ordinary shares, on a one-for-one basis, at any time and from time to time at the option of the holder, or automatically on the day of the Business Combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial Business Combination.

b.	Preferred shares

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of March 31, 2021, the Company has no preferred shares issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS:

Management has performed an evaluation of subsequent events, noting no other items which require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Moringa Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to our sponsor, Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, Moringa Sponsor (US) L.P., a wholly-owned Delaware subsidiary of our sponsor. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2020, filed with the SEC on March 31, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We have not, to date, selected any specific Business Combination target, although we have been engaging in discussions with potential Business Combination targets. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial Public Offering and the Private Placement of the private Units, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in a Business Combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have engaged in limited operations to date, which have not generated any revenues. Our only activities since inception have been organizational activities, activities related to our initial Public Offering and Private Placement, and subsequent preliminary discussions with potential Business Combination targets. Following our initial Public Offering, we have not generated any operating revenues and will not do so until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial Public Offering. Other than the proceeds raised from our initial Public Offering and concurrent Private Placement financings in February-March 2021, there has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our initial Public Offering, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $97,754, which was attributable to $92,654 of formation and operating expenses and an expense of $5,776 due to the change in fair value of our private placement warrants, offset, in part, by $676 of interest earned. That compares to a net loss of $195,860, consisting entirely of formation and operating expenses, for the prior period—from our inception (September 24, 2020) through December 31, 2020.

Liquidity and Capital Resources

Prior to the completion of our initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and the availability of up to $300,000 of loans from our Sponsor under an unsecured promissory note.

On February 19, 2021, we consummated our initial Public Offering of 10,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the initial Public Offering, we consummated the sale of 350,000 Units (“Private Units”) in the Private Placement, of which 325,000 Private Units were sold to the Sponsor and 25,000 Private Units were sold to EarlyBirdCapital, Inc. (“EarlyBirdCapital”), at a price of $10.00 per Private Unit, which generated additional gross proceeds of $3,500,000.

On March 3, 2021, as a result of the underwriters’ election to fully exercise their over-allotment option for the initial Public Offering, we consummated the sale of an additional 1,500,000 Units, at $10.00 per Unit, for gross proceeds of $15,000,000. Concurrently with that sale, we sold an additional 30,000 Private Units, of which 27,857 Private Units were sold to the Sponsor and 2,143 Private Units were sold to EarlyBirdCapital, at a price of $10.00 per Private Unit, generating additional gross proceeds of $300,000.

The net proceeds from (i) the sale of the Units in our initial Public Offering, after deducting offering expenses of $334,456 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000 that will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial Business Combination transaction), and (ii) the sale of the Private Units for a purchase price of $3,800,000 in the aggregate, were $116,165,544. Of this amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our Initial Business Combination transaction) was deposited into an interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining funds were deposited in our ordinary bank account rather than in the trust account.

Cash used in operating activities

For the three months ended March 31, 2021, net cash used in operating activities was $805,183. That cash use reflected our net loss of $97,754 for the quarter, as adjusted upwards to reflect cash expenditures that were not included in our net loss, including $612,603 of cash used for prepaid expenses and $106,202 of cash used to decrease a liability to a related party. Our cash used in operating activities reflects reductions to our net loss in order to eliminate non-cash expenses, including $5,776 attributable to the change in fair value of our private placement warrants, and $5,600 attributable to an increase in accrued expenses.

Cash provided by financing activities

For the three months ended March 31, 2021, net cash provided by financing activities was $116,100,853, primarily reflecting the $116,250,842 of net cash proceeds from both closings of our Initial Public Offering and Private Placements in the aggregate, as well as $20,000 that we borrowed from our sponsor under a promissory note that we issued to the sponsor. Those sources of cash from financing activities were offset, in part, by cash used to repay approximately $169,990, in the aggregate, that we had borrowed from our sponsor under the foregoing promissory note.

Outlook

As of March 31, 2021, we had $115,000,676 of cash and marketable securities held in the trust account, all of which was invested in Goldman Sachs money market funds. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete a Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had $346,695 of cash deposited in an SVB bank account. We intend to use the funds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

Other than as described below, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the warrants included in the Private Units. No such loans were outstanding as of March 31, 2021 or as of the date of this Quarterly Report on Form 10-Q.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, and administrative and support services, provided to the Company. We began incurring those fees on February 19, 2021 and will continue to incur those fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

We engaged EarlyBirdCapital as an advisor in connection with our Business Combination to assist in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable).

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its public Class A ordinary shares, which are subject to possible redemption, in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Warrant Liability

We account for the private placement warrants—that we sold as part of the Private Units concurrently with our initial Public Offering— in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the private placement warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, we classify the private placement warrants as liabilities at their fair value and adjust those warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until those warrants are exercised or expire, and any change in fair value is recognized in our statement of operations. The fair value of the private placement warrants has been estimated using a Black-Scholes-Merton model.

The public warrants that were included in the Units sold as part of our initial Public Offering are classified as equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our initial public offering and the sale of the private units held in the trust account will be invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that maintain a stable net asset value of $1.00, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, as of March 31, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except as described below:

Our private placement warrants are accounted for as liabilities and the changes in value of those warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Among other things, the SEC Statement focused on warrants that have certain settlement terms or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those that govern our private placement warrants under the warrant agreement for all of our warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our public warrants and private placement warrants and determined that the private placement warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our private placement warrants. Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness that we identified, the change in accounting for the certain complex features of our Class A ordinary shares and private placement warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 19, 2021, we consummated the initial Public Offering of 10,000,000 Units. The Units sold in the initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $100,000,000. EarlyBirdCapital and Moelis & Company acted as joint book-running managers, of the initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252615). The Securities and Exchange Commission declared the registration statement effective on February 16, 2021.

Simultaneous with the consummation of the initial Public Offering, we consummated the Private Placement of an aggregate of 350,000 Private Units, at a price of $10.00 per Private Unit, generating total proceeds of $3,500,000. Of those Private Units, 325,000 were sold to the Sponsor and 25,000 were sold to EarlyBirdCapital. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The warrants contained in the Private Units are identical to the warrants included in the Units sold in the initial Public Offering, except that the warrants contained in the Private Units are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

On March 3, 2021, following the underwriters’ exercise of their over-allotment option in full for the initial Public Offering, we sold an additional 1,500,000 Units for $15,000,000, less the underwriters’ discount of $300,000. In connection with the underwriters’ exercise of their over-allotment option, we also consummated the sale of an additional 30,000 Private Units, at a price of $10.00 per Private Unit, generating total gross proceeds of $300,000. A total of $15,000,000 was deposited into the trust account.

The gross proceeds received from the initial Public Offering and the exercise of the over-allotment option, constituting $115,000,000 in the aggregate, were placed in the Trust Account. The proceeds from the sale of the Private Units were deposited in our ordinary bank account.

We paid a total of $2,300,000 in underwriting discounts and commissions and $334,456 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORINGA ACQUISITION CORP

Date: May 25, 2021	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 25, 2021	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)