Form 10-Q
period 2021-06-30
Moringa Acquisition Corp
filed 2021-08-16
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, 11,980,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021 AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021, AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

		June 30,	December 31,
	Note	2021	2020
		U.S. Dollars
Assets
CURRENT ASSETS:
Cash and cash equivalents		267,961	51,701
Prepaid expenses		325,000	-
Deferred offering costs		-	77,699
TOTAL CURRENT ASSETS		592,961	129,400

NON-CURRENT ASSETS:
Prepaid expenses		206,353	-
Cash held in Trust Account		115,002,424	-
TOTAL ASSETS		115,801,738	129,400

Liabilities, shares subject to possible redemption and shareholders’ equity (capital deficiency)

CURRENT LIABILITIES:
Accrued expenses		23,504	29,400
Accounts payable		50,371	-
Related party	4	10,000	269,990
TOTAL CURRENT LIABILITIES		83,875	299,390

NON-CURRENT LIABILITIES:
Private warrant liability		346,940	-
TOTAL LIABILITIES		430,815	299,390

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 11,500,000 shares at June 30, 2021, at redemption value of $10		115,000,000	-

SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):	6
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized 480,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of June 30, 2021, and 100,000 issued and outstanding as of December 31, 2020;		48	10
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of June 30, 2021 and December 31, 2020;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 and December 31, 2020.		-	-
Additional paid-in capital		855,994	25,572
Accumulated deficit		(485,407)	(195,860)
TOTAL SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		370,923	(169,990)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		115,801,738	129,400

The accompanying notes are an integral part of these condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30, 2021	Three months ended June 30, 2021
	U.S. Dollars
	Except share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	2,424	1,748
FORMATION AND OTHER OPERATING EXPENSES	(287,715)	(195,061)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	(4,256)	1,520
NET LOSS FOR THE PERIOD	(289,547)	(191,793)

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	8,205,556	11,500,000
BASIC AND DILUTED NET LOSS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	3,247,445	3,355,000
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	$0.03	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional
	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)

BALANCE AT DECEMBER 31, 2020	2,975,000	298	25,572	(195,860)	(169,990)
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2021:
Sale of 380,000 Private Class A ordinary shares, net of issuance costs (see Note 3)	380,000	38	3,380,610		3,380,648
Accretion for Public Class A ordinary shares to redemption amount			(2,550,188)		(2,550,188)
Net loss for the period				(97,754)	(97,754)
BALANCE AT MARCH 31, 2021	3,355,000	336	855,994	(293,614)	562,716
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2021:
Net loss for the period				(191,793)	(191,793)
BALANCE AT JUNE 30, 2021	3,355,000	336	855,994	(485,407)	370,923

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2021
U.S. Dollars
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(289,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in the fair value of the private warrant liability	4,256
Changes in operating assets and liabilities:
Increase in prepaid expenses	(531,353)
Decrease in related party	(110,000)
Increase in accounts payable	50,372
Decrease in accrued expenses	(5,896)
Other	-
Net cash used in operating activities	(882,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class B Ordinary Shares	-
Issuance of Class A Ordinary Shares	-
Deferred offering costs	-
Sale of Public Units	115,000,000
Payment of underwriting commissions and offering expenses	(2,549,158)
Sale of Private Units	3,800,000
Proceeds from a promissory note – related party	20,000
Repayment of promissory note – related party	(169,990)
Net cash provided by financing activities	116,100,852

INCREASE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	115,218,684
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	51,701
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	115,270,385

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	267,961
Cash held in trust account	115,002,424
Total cash, cash equivalents and cash held in a trust account	115,270,385

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Deferred offering costs	77,699
Accrued expenses	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS:

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

All activity for the period from September 24, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

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

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary shares (as described in Note 6) held by them if the Company fails to complete the initial Business Combination within 24 months of the closing of the Public Offering or during any extended time that the Company has to consummate an initial Business Combination beyond 24 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s final prospectus for the Public Offering filed with the SEC on February 16, 2021, as well as the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the period from September 24, 2o20 (inception) to December 31, 2020 dated March 31, 2021.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

As of June 30, 2021, the Company held its cash and cash equivalents in an SVB bank account, and its Cash Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

e.	Net loss per share

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

As of June 30, 2021, the Company had outstanding warrants to purchase up to 5,940,000 shares of Class A common stock. The weighted average of these shares was excluded from the calculation of diluted net loss per share since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period.

f.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

g.	Public Warrants

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Use of estimates in the preparation of financial statements

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

j.	Offering Costs

The Company complies with the requirements of the Accounting Standards Codification 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company incurred offering costs in connection with its Public Offering of $334,345. These costs, together with the upfront underwriter discount, of $2,300,000 were allocated between the sale of the Public Units and the Private Units.

Out of the total amount of offering costs, $2,626,857 were charged to Additional Paid-in Capital upon the closing of the Public Offering. The remaining amount of $7,599 was allocated to the Private Warrant Liability, and therefore charged as an expense.

k.	Income tax

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

l.	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material effect on the Company’s financial statements.

NOTE 3 - PUBLIC OFFERING AND PRIVATE PLACEMENTS:

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

Each Unit (both those sold in the initial Public Offering and in the Private Placement) consists of one Class A ordinary share, $0.0001 par value, and one-half of one warrant, with each whole warrant exercisable for one Class A ordinary share (each, a “Public Warrant” and a “Private Warrant”, and collectively, the “Warrants”). Each Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants will trade. Each Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption (only in the case of the Warrants sold in the Public Offering, or the “Public Warrants”) or liquidation.

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - PUBLIC OFFERING AND PRIVATE PLACEMENTS (continued):

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

a.	Promissory Note

On December 9, 2020, the Company signed a promissory note, under which it could borrow up to a $300 thousand principal amount from the Sponsor. Amounts drawn by the Company under the note were to be used to cover finance costs and expenses related to its formation and capital raise. The entire unpaid balance was payable on the earlier of (i) June 30, 2021, or (ii) the date of a capital raise (i.e., the closing of the initial Public Offering). Any drawn amounts could be prepaid at any time. The promissory note did not bear any interest on the principal amount outstanding thereunder.

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

On December 16, 2020, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the initial Public Offering and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation. As of June 30, 2021 the Company accrued for approximately $10 thousand with regards to this agreement, recorded under the Related Party balance.

The composition of the Related Party balance as of June 30, 2021 and December 31, 2020 is as follows:

	June 30, 2021	December 31, 2020
	In U.S. dollars
Promissory note	-	149,990
Legal fees paid by Sponsor	-	120,000
Accrual for Administrative Services Agreement	10,000	-
	10,000	269,990

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

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

NOTE 6 - FAIR VALUE MEASUREMENTS:

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 by level within the fair value hierarchy:

	Level	June 30, 2021
Assets:
Money market funds held in Trust Account	1	$115,002,424
Liabilities:
Private Warrant Liability	3	$346,940

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - FAIR VALUE MEASUREMENTS (continued):

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

As of June 30, 2021
Share price	$10.0
Strike price	$11.5
Term (in years)	5.16
volatility	30%
Risk-free interest rate	0.88%
Dividend yield	0.00%

The change in the fair value of the Warrants measured with Level 3 inputs for the period from March 3, 2021 (Initial Measurement) through June 30, 2021 is summarized as follows:

In U.S dollars
Value of private warrant liability measured with Level 3 inputs on the issuance date	342,684
Change in fair value of private warrant liability measured with Level 3 inputs	4,256
Transfer in/out	-
Value of warrant liability measured with Level 3 inputs at June 30, 2021	346,940

NOTE 7 - SHAREHOLDERS’ EQUITY:

a.	Ordinary Shares

Class A Ordinary Shares

On November 20, 2020 the Company issued 100,000 Class A ordinary shares of $0.0001 par value each to designees of the Representative (hereafter – the Representative Shares) for a consideration equal to the par value of the shares. The Representative Shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - SHAREHOLDERS’ EQUITY (continued):

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

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of June 30, 2021, the Company has no preferred shares issued and outstanding.

NOTE 8 - SUBSEQUENT EVENTS:

On August 9, 2021 the Company and the Sponsor have entered into a Promissory Note agreement, according to which the Company may withdraw up to $1 million to fulfill its ongoing operational needs or preparations towards an Initial Business Combination. Up until the issuance date of these condensed financial statements, no amounts have been drawn under the Promissory Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months and six months ended June 30, 2021, we had net losses of $191,793 and $289,547, respectively, which were attributable to the following factors:

(i)	for the three months ended June 30, 2021, $195,061 of formation and operating expenses, as offset in part by (1) gain of $1,520 due to the change in fair value of our private placement warrants, and (2) $1,748 of interest earned on marketable securities held in our trust account (held for the benefit of the public holders of our Class A ordinary shares); and

(ii)	for the six months ended June 30, 2021, $287,715 of formation and operating expenses and $4,256 of expenses due to the change in fair value of our private placement warrants, offset in part by $2,424 of interest earned on marketable securities held in our trust account (held for the benefit of the public holders of our Class A ordinary shares).

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

The net proceeds from (i) the sale of the Units in our initial Public Offering, after deducting offering expenses of $334,456 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000 that will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial Business Combination transaction), and (ii) the sale of the Private Units for a purchase price of $3,800,000, were $116,165,544, in the aggregate. Of this amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our Initial Business Combination transaction) was deposited into an interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining funds were deposited in our ordinary bank account rather than in the trust account.

On August 9, 2021, we issued a promissory note to the Sponsor, under which we may draw up to $1 million to cover our ongoing operational costs and/or preparations for an initial Business Combination. As of the date of this quarterly report on Form 10-Q, no amounts have been drawn under the promissory note.

Cash used in operating activities

For the six months ended June 30, 2021, net cash used in operating activities was $882,168. That cash use reflected our net loss of $289,060 for the period, as adjusted upwards to reflect cash expenditures that were not included in our net loss, including $531,353 of cash used for prepaid expenses and $110,487 of cash used to decrease a liability to a related party. Our cash used in operating activities reflects reductions to our net loss in order to eliminate non-cash expenses, including $4,256 attributable to the change in fair value of our private placement warrants, and $50,372 attributable to an increase in accounts payable.

Cash provided by financing activities

For the six months ended June 30, 2021, net cash provided by financing activities was $116,100,852, primarily reflecting the $112,451,842 of net cash proceeds from both closings of our Initial Public Offering, in the aggregate, and $3,800,000 of cash proceeds from both Private Placement closings, in the aggregate, as well as $20,000 that we borrowed from our sponsor under a promissory note that we issued to the sponsor. Those sources of cash from financing activities were offset, in part, by cash used to repay approximately $169,990, in the aggregate, that we had borrowed from our sponsor under the foregoing promissory note.

Outlook

As of June 30, 2021, we had $115,002,424 of cash and marketable securities held in the trust account, all of which was invested in Goldman Sachs money market funds. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete a Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had $267,961 of cash deposited in an SVB bank account. We intend to use the funds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

Other than as described below, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the warrants included in the Private Units. No such loans were outstanding as of June 30, 2021 or as of the date of this Quarterly Report on Form 10-Q.

As of the date of this report, we may also draw up to $1 million under a promissory note that we issued to our Sponsor to cover our ongoing operational costs and/or preparations for an initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. We are diligently working to improve our internal control over financial reporting and to thereby remedy this material weakness.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Among other things, the SEC Statement focused on warrants that have certain settlement terms or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those that govern our private placement warrants under the warrant agreement for all of our warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our public warrants and private placement warrants and determined that the private placement warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our private placement warrants. Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

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

As a result of the material weakness that we identified as of the end of the first quarter of 2021, the change in accounting for the certain complex features of our Class A ordinary shares and private placement warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

We paid a total of $2,300,000 in underwriting discounts and commissions and approximately $335,000 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORINGA ACQUISITION CORP

Date: August 16, 2021	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 16, 2021	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)