Form 10-Q
period 2021-09-30
Moringa Acquisition Corp
filed 2021-11-09
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, 11,980,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021, AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021, AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

		September 30,	December 31,
	Note	2021	2020
		U.S. Dollars
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		114,588	51,701
Prepaid expenses		325,000	-
Deferred offering costs		-	77,699
TOTAL CURRENT ASSETS		439,588	129,400

NON-CURRENT ASSETS:
Prepaid expenses		125,104	-
Cash held in Trust Account		115,004,191	-
TOTAL ASSETS		115,568,883	129,400

Liabilities, shares subject to possible redemption and shareholders’ equity (capital deficiency)

CURRENT LIABILITIES:
Accrued expenses		19,351	29,400
Accounts payable		42,725	-
Related party	4	10,000	269,990
TOTAL CURRENT LIABILITIES		72,076	299,390

NON-CURRENT LIABILITIES:
Private warrant liability		349,790	-
TOTAL LIABILITIES		421,866	299,390

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 11,500,000 shares at September 30, 2021, at redemption value of $10		115,000,000	-

SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):	6
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized 480,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of September 30, 2021, and 100,000 issued and outstanding as of December 31, 2020;		48	10
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of September 30, 2021 and December 31, 2020;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 and December 31, 2020.		-	-
Additional paid-in capital		855,993	25,572
Accumulated deficit		(709,312)	(195,860)
TOTAL SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		147,017	(169,990)
TOTAL LIABILITIES, SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)		115,568,883	129,400

The accompanying notes are an integral part of these condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended September 30, 2021	Three months ended September 30, 2021
	U.S. Dollars
	Except share data
INTEREST EARNED ON MARKETABLE SECURITIES HELD IN TRUST ACCOUNT	4,191	1,767
FORMATION AND OTHER OPERATING EXPENSES	(510,537)	(222,822)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	(7,106)	(2,850)
NET LOSS FOR THE PERIOD	(513,452)	(223,905)

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	9,303,704	11,500,000
BASIC AND DILUTED NET LOSS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION	$(0.04)	(0.02)

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	3,443,296	3,355,000
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	$(0.04)	(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Ordinary shares		Additional
	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT DECEMBER 31, 2020	2,975,000	298	25,572	(195,860)	(169,990)
CHANGES DURING THE THREE MONTHS ENDED MARCH 31, 2021:
Sale of 380,000 Private Class A ordinary shares, net of issuance costs (see Note 3)	380,000	38	3,380,610		3,380,648
Accretion for Public Class A ordinary shares to redemption amount			(2,550,188)		(2,550,188)
Net loss for the period				(97,754)	(97,754)
BALANCE AT MARCH 31, 2021	3,355,000	336	855,994	(293,614)	562,716
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2021:
Net loss for the period				(191,793)	(191,793)
BALANCE AT JUNE 30, 2021	3,355,000	336	855,994	(485,407)	370,923
CHANGES DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2021:
Net loss for the period				(223,905)	(223,905)
BALANCE AT SEPTEMBER 30, 2021	3,355,000	336	855,994	(709,312)	147,018

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(513,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in the fair value of the private warrant liability	7,106
Changes in operating assets and liabilities:
Increase in prepaid expenses	(450,103)
Decrease in related party	(110,000)
Increase in accounts payable	42,725
Decrease in accrued expenses	(10,049)
Net cash used in operating activities	(1,033,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Public Units	115,000,000
Payment of underwriting commissions and offering expenses	(2,549,159)
Sale of Private Units	3,800,000
Proceeds from a promissory note – related party	20,000
Repayment of promissory note – related party	(169,990)
Net cash provided by financing activities	116,100,851

INCREASE IN CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT	115,067,078
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	51,701
CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	115,118,779

RECONCILIATION OF CASH, CASH EQUIVALENTS AND CASH HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	114,588
Cash held in trust account	115,004,191
Total cash, cash equivalents and cash held in a trust account	115,118,779

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Deferred offering costs	77,699
Accrued expenses	-

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

All activity for the period from September 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (the “Public Offering”) described below. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the Private Placement (as defined below in Note 3). The Company has selected December 31 as its fiscal year end.

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

Comparative figures for the period from September 24, 2020 (inception) to September 30, 2020 were not included as the Company had not yet commenced its operations during that period, nor had it issued any shares.

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

As of September 30, 2021, the Company held its cash and cash equivalents in an SVB bank account, and its Cash Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

d.	Class A Ordinary Shares subject to possible redemption

As discussed in Note 1, all of the 11,500,000 Class A ordinary shares sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company has classified all of the shares sold under the Public Units as subject to possible redemption.

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

As of September 30, 2021, the Company had outstanding warrants to purchase up to 5,940,000 Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per share since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period.

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

h.	Private Warrant liability

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

NOTE 4 - RELATED PARTY TRANSACTIONS:

a.	Promissory Notes

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

On August 9, 2021 the Company and the Sponsor have entered into an additional Promissory Note agreement (hereafter – the Second Promissory Note), according to which the Company may withdraw up to $1 million to fulfill its ongoing operational needs or preparations towards an Initial Business Combination. Up until the issuance date of these condensed financial statements, no amounts have been drawn under the Second Promissory Note.

b.	Administrative Services Agreement

On December 16, 2020, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the initial Public Offering and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation. As of September 30, 2021 the Company accrued for approximately $10 thousand with regards to this agreement, recorded under the Related Party balance.

The composition of the Related Party balance as of September 30, 2021 and December 31, 2020 is as follows:

	September 30, 2021	December 31, 2020
	In U.S. dollars
Promissory note	-	149,990
Legal fees paid by Sponsor	-	120,000
Accrual for Administrative Services Agreement	10,000	-
	10,000	269,990

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 by level within the fair value hierarchy:

	Level	September 30, 2021
Assets:
Money market funds held in Trust Account	1	115,004,191
Liabilities:
Private Warrant Liability	3	349,790

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

As of September 30, 2021
Share price	$10.0
Strike price	$11.5
Term (in years)	4.90
Volatility	30%
Risk-free interest rate	0.99%
Dividend yield	0.00%

The change in the fair value of the Warrants measured with Level 3 inputs for the period from March 3, 2021 (Initial Measurement) through September 30, 2021 is summarized as follows:

In U.S dollars
Value of private warrant liability measured with Level 3 inputs on the issuance date	342,684
Change in fair value of private warrant liability measured with Level 3 inputs	7,106
Transfer in/out	-
Value of warrant liability measured with Level 3 inputs at September 30, 2021	349,790

NOTE 7 - SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY):

a.	Ordinary Shares

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

NOTE 7 - SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY) (continued):

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

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of September 30, 2021, the Company has no preferred shares issued and outstanding.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We have not, to date, reached a binding agreement with any specific Business Combination target, although we have been engaging in discussions and negotiations with one or more potential Business Combination targets. We intend to effectuate our initial Business Combination using cash from the proceeds of our initial Public Offering and the Private Placement of the private Units, our shares, debt or a combination of cash, shares and debt.

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

Results of Operations

We have engaged in limited operations to date, which have not generated any revenues. Our only activities since inception have been organizational activities, activities related to our initial Public Offering and Private Placement, and subsequent preliminary discussions and negotiations with one or more potential Business Combination targets. Following our initial Public Offering, we have not generated any operating revenues and will not do so until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial Public Offering. Other than the proceeds raised from our initial Public Offering and concurrent Private Placement financings in February-March 2021, there has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our initial Public Offering, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months and nine months ended September 30, 2021, we had net losses of $223,905 and $513,452, respectively, which were attributable to the following factors:

(i)	for the three months ended September 30, 2021, (i) $222,822 of formation and operating expenses and (ii) $2,850 of expenses due to the change in fair value of our private placement warrants, offset in part by $1,767 of interest earned on marketable securities held in our trust account (held for the benefit of the public holders of our Class A ordinary shares); and

(ii)	for the nine months ended September 30, 2021, (i) $510,537 of formation and operating expenses and (ii) $7,106 of expenses due to the change in fair value of our private placement warrants, offset in part by $4,191 of interest earned on marketable securities held in our trust account (held for the benefit of the public holders of our Class A ordinary shares).

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

Cash used in operating activities

For the nine months ended September 30, 2021, net cash used in operating activities was $1,033,773. That cash use reflected our net loss of $513,452 for the period, as adjusted upwards to reflect cash expenditures that were not included in our net loss, including $450,103 of cash used for prepaid expenses and $110,000 of cash used to decrease a liability to a related party. Our cash used in operating activities reflects reductions to our net loss in order to eliminate non-cash expenses, including $7,106 attributable to the change in fair value of our private placement warrants, and $42,725 attributable to an increase in accounts payable.

Cash provided by financing activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $116,100,851, primarily reflecting the $112,450,841 of net cash proceeds from both closings of our Initial Public Offering, in the aggregate, and $3,800,000 of cash proceeds from both Private Placement closings, in the aggregate, as well as $20,000 that we borrowed from our sponsor under a promissory note that we issued to the sponsor. Those sources of cash from financing activities were offset, in part, by cash used to repay approximately $169,990, in the aggregate, that we had borrowed from our sponsor under the foregoing promissory note.

Outlook

As of September 30, 2021, we had $115,004,191 of cash and marketable securities held in the trust account, all of which was invested in Goldman Sachs money market funds. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete a Business Combination. To the extent that our share capital is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had $114,588 of cash deposited in an SVB bank account. We have begun using, and we intend to continue to use, the funds held outside of the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

Other than as described below, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the warrants included in the Private Units. No such loans were outstanding as of September 30, 2021 or as of the date of this Quarterly Report on Form 10-Q.

As of the date of this report, we may also draw up to $1 million (none of which is currently outstanding) under a promissory note that we issued to our Sponsor on August 9, 2021 to cover our ongoing operational costs and/or preparations for an initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. We are diligently working to improve our internal control over financial reporting and to thereby remedy this material weakness.

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

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our private placement warrants. Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

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

MORINGA ACQUISITION CORP

Date: November 9, 2021	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2021	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)