Form 10-K
period 2021-12-31
Moringa Acquisition Corp
filed 2022-03-31
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $110,975,000, based upon the closing price of the Class A ordinary shares on that date, which was $9.65.

As of March 1, 2022, 11,980,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

MORINGA ACQUISITION CORP. ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “our,” “the company” or “our company” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“directors” are to our current directors

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“founders shares” are to our 2,875,000 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the founders shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Moringa Sponsor US L.P., a Delaware limited partnership, and other holders (if any) of our founders shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on February 16, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“representative shares” are to the 100,000 Class A ordinary shares that we issued to EarlyBirdCapital (and/or its designees) in a private placement prior to our initial public offering;

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination with a technology-based business that is domiciled or centered in Israel, that carries out all or a substantial portion of its activities in Israel, or that has some other significant Israeli connection;

●	our expectations around the performance of the prospective target business or businesses;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our pool of prospective target, high-tech businesses in Israel;

●	risks associated with acquiring a technology-oriented business in Israel;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

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

iii

PART I

Item 1. Business.

General

We are a blank check company formed on September 24, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us.

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

Industry Opportunity

Israeli flourishing high-tech market

Having earned the title of “Start-Up Nation,” Israel has been known for quite some time as one of the most concentrated geographic centers for technological innovation. Although it has a population of just in excess of 9 million and had a GDP of approximately $395.1 billion for 2019 (as reported by the World Bank), Israel has been one of the most successful countries in developing technology. Under the OECD R&D Intensity Index (which measures investment in R&D as a ratio of GDP), Israel ranks first in the world, with its national spending on R&D being 4.9% of its GDP (as of 2018), according to the February 2020 publication of the OECD Directorate for Science, Technology and Innovation. According to the 2019 annual report of the Israel Innovation Authority, or IIA, which we refer to as the IIA 2019 annual report, over the last decade, Israel has yielded over 750 startup companies every year.

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

Government support - The Israeli government founded the Technology Incubator program in the early 1990s. According to the IIA 2019 annual report, today there are over 25 technological and biotechnological incubators across the country, all of which have been privatized. The incubators offer government funding of up to 85% of early stage project costs for two years. They nurture companies from seed to early stage, thus minimizing the risk to the investor. More than 1100 projects have so far graduated from the incubators, with over 45% successfully attracting additional investments from different investors.

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

Acquisition Strategy

Our acquisition strategy is to identify an untapped opportunity within our target Israeli high-tech industry and offer a public-ready business, a facility through which to enter the public sphere, access capital markets and advance its priorities. We are focusing on mid-size Israel-related technology companies that have a proven track record in generating revenues and profits, but that have been too small to be brought public until now. We believe many technology-based companies in Israel could benefit from access to the public markets but have been hesitant or unable to do so due to a number of factors, including the time it takes to conduct a traditional IPO, market volatility and pricing uncertainty. We hope to serve as an attractive partner for those types of companies, enabling them to go public in an alternate, more easily accessible manner— a business combination transaction— and to thereby benefit from the ongoing capital-raising options that are available for a publicly traded company on the U.S. capital markets and leverage public share currency to consolidate and acquire businesses.

Investment Criteria

Consistent with our acquisition strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses within the Israeli high-tech industry. We have been using these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines.

●	Attractive, Middle-Market Growth Business. We primarily seek to acquire one or more Israeli growth businesses with a history of good operating and financial results and with a total enterprise value of between $200 million and $500 million. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital to scale operations and in turn yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Disruptive Technology. In our acquisition search, we are targeting disruptive technologies that have the ability to significantly alter the way markets or businesses operate. We value new digitally-enabled business models that lower entry barriers into new markets. We believe that the advent of disruption is also blurring traditional sector boundaries, leading to the convergence of business models across disparate sectors—including health, finance, retail, media, and many others. We are searching for businesses that are non-traditional players that have entered or will enter established markets with new market offerings in an attempt to displace incumbents in those markets.

●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for organic growth in revenue and earnings through a combination of both existing and new product development, increased production capacity, incremental marketing, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Strong Competitive Industry Position. We seek to acquire one or more businesses that have a leading market position or that we believe have an opportunity to develop such a position in their respective sectors. We seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

●	Strong Target Management Teams. We seek candidates who have strong management teams with a proven track record of driving growth, enhancing profitability, making sound strategic decisions, and generating strong free cash flow. We diligence a target company’s leadership team to evaluate if there are areas that need to be improved or require additional personnel.

●	Appropriate Valuations. We seek to be a disciplined and valuation-centric investor that invests on terms that we believe provide significant upside potential with limited downside risk.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

In evaluating a prospective target business, we conduct a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information which is made available to us. We also utilize our operational and capital allocation experience.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor (and the investors in the sponsor) and the relationships they have developed as a result of such experience, provides us with a substantial number of potential business combination targets. Our management team and other members of our sponsor have operated and invested in leading Israeli, global technology companies across their corporate life cycles and have developed deep relationships with organizations and investors operating around the world, and in our target region, Israel, in particular. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience help us to identify attractive Israel related technology-based businesses that can benefit from access to the public markets, and execute complex business combination transactions, thereby enhancing shareholder value. In addition, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We believe that we are uniquely positioned to leverage our sponsor’s, affiliates’ and management team’s successful track record growing Israeli technology companies into large, successful publicly-traded entities, and their deep network of relationships in Israel, as strong competitive advantages. We believe that we are utilizing our management’s and sponsor’s expertise and their respective proven deal-sourcing capabilities to provide us with a strong pipeline of potential targets.

We believe that our management team’s and directors’ experiences in evaluating assets through investing and company building enables us to source the highest quality targets. Our selection process leverages the relationships of our management team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers, and a network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

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

Our units began trading on February 17, 2021 on the Nasdaq Capital Market, or Nasdaq, under the symbol “MACAU.” On April 7, 2021, the ordinary shares and warrants comprising the units began separate trading on the Nasdaq under the symbols “MACA” and “MACAW,” respectively.

Competitive Strengths

Status as a Public Company

We believe that our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find this avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

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

Financial Position

With funds available in our trust fund in an amount of $115,000,000 assuming no redemptions (following the payment of $2,300,000 to the underwriters as underwriting fees in our initial public offering) and after payment of $4,025,000 of an advisory fee to EarlyBirdCapital in connection with the business combination before additional fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, given the possibility that there may be a significant percentage of our public shareholders that may elect to redeem their shares in connection with a business combination, thereby reducing our cash resources, we may need to secure third party financing in order to successfully effect such a business combination and there can be no assurance that it will be available to us.

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

We Have Not Reached Agreement with a Target Business

To date, our sponsor, officers, directors, promoters and other affiliates have engaged in discussions on our behalf with representatives of various companies regarding the possibility of a potential merger, capital stock or share exchange, asset acquisition or other similar business combination with us. We have not engaged or retained any agent or other representative to identify or locate such companies. As a result, we cannot assure you that we will be able to reach agreement with a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet reached agreement with a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. As the principal means of identifying potential target businesses, we rely on the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, the relationships that they have developed over their careers and their access to our sponsor’s members’ and affiliates’ contacts and resources have been generating a number of potential business combination opportunities that have been warranting, and may continue to warrant, further investigation. We also have had target business candidates brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources have also introduced us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources have read our public disclosures and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may also engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis (including EarlyBirdCapital, Inc. as described elsewhere in this Annual Report), to which we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the monthly $10,000 administrative services fee, the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination, the repayment of up to $1,000,000 in loans that the sponsor may provide to us, as evidenced by the promissory note that we issued to it in August 2021 and any additional working capital loans, and the reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, except as described above under “Investment Criteria”.

An evaluation relating to the merits of a particular business combination is based, to the extent relevant, on such factors, as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties whom we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

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

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the U.S. Securities and Exchange Commission, or SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination.

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

Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management performs an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only third parties we currently engage are vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Amended and Restated Memorandum and Articles of Association

●	Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) in a manner that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 24 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our initial public offering or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares present and voting at a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, holders of our founders shares are the only shareholders that will have the right to vote on the appointment of directors and the right to remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founders shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We face intense competition from other entities having a business objective similar to ours, including private investors (either individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which intensify the competition that we face in achieving our objective.

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

Employees

As of the date of this Annual Report, we do not have any employees. We have three officers, none of whom receives compensation for serving in such capacity. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period varies based on the status of our pursuit of a target business for our initial business combination and the current stage of the business combination process.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021, as required by the Sarbanes-Oxley Act; however, as we are not deemed to be a large accelerated filer or an accelerated filer, and still qualify as an emerging growth company, will are not required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of, Business Combination Transaction

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive and may not allow us to complete the most desirable or successful business combination or optimize our capital structure.

●	If a large number of our shares request to be redeemed for cash in a proposed business combination, that could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.

●	The prescribed time frame of 24 months for our business combination may give potential target businesses leverage over us in negotiating a business combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets.

●	If we do not complete our initial business combination within the prescribed time frame, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless.

●	If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the next 24 months, that could limit the amount available to fund our search for a business combination target.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

●	We do not have a specified maximum redemption threshold, so we may complete a business combination with which a substantial majority of our shareholders do not agree.

●	We may seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

Risks Relating to the Post-Business Combination Company

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

●	We may have limited ability to assess the management of a prospective target business.

Risks Relating to our Management Team

●	We are totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, which may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

●	Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate.

Risks Relating to our Securities

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	After our initial business combination, it is possible that a majority of our directors and officers will still live outside the U.S. and all or substantially of our assets will be located outside the U.S.

●	An investment in our company may result in uncertain or adverse U.S. federal income tax consequences.

●	We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, thereby diluting you.

●	Our private placement warrants are accounted for as liabilities and the changes in value of those warrants could have a material effect on our financial results.

Risks Relating to our Operations

●	We identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

General Risk Factors

●	We are a newly formed company with very limited operating history and no revenues, and you have little basis on which to evaluate our ability to achieve our business objective.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet that closing condition and, as a result, would not be able to proceed with the business combination. In recent months, the rate of redemption of their shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of the initial business combination of the SPAC has increased significantly, thereby increasing the likelihood that we, too, will face a high level of redemptions that will jeopardize our ability to successfully consummate a business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and we will therefore need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. As noted above, the high rates of redemption of shares of public shareholders of SPACs in recent times increases the likelihood that we, too, will have less cash from our trust at the time of our initial business combination, thereby forcing us to rely upon outside financing to supplement our cash reserves. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

We may be unable to obtain— on reasonable terms or at all— additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private units will be sufficient to allow us to complete our initial business combination, we will need to ascertain the capital requirements for a particular transaction to determine whether that is the case. If the net proceeds of our initial public offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The market for financings of initial business combinations of SPACs in recent months has become very difficult, with financings often available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur additional debt following our initial public offering, or IPO, other than the $300 thousand outstanding Sponsor promissory note, as of December 31, 2021, under the $1 million promissory note that we issued to our sponsor on August 9, 2021. That debt is due on the earlier of (i) February 19, 2023 (the 24 month anniversary of the closing our IPO, when our SPAC is required to dissolve), or (ii) the date on which we consummate our initial business combination. Nevertheless, we may choose to incur substantial additional debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account (as is the case under the $1 million promissory note that we issued to our sponsor). As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

Any potential target business with which we enter into negotiations concerning a business combination is aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, any such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 24 month period. Depending upon when we identify a particular potential target business, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Because the number of special purpose acquisition companies evaluating targets has increased, attractive targets may become scarcer and there is more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and in particular during the last year, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently conducting their IPO. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models has increased, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each case, in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

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

The coronavirus (COVID-19) pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the actions to contain COVID-19 or treat its impact, and the degree of success, nature and timing of the recovery from it, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for a further extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private units, and we have filed a Current Report on Form 8-K that attached an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

Because the net proceeds of our initial public offering not being held in the trust account may be insufficient to allow us to operate for a full period of 24 months, that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we may depend on loans from our sponsor or management team to fund those activities.

The funds available to us outside of the trust account may be insufficient to allow us to operate for the full 24 months following our IPO. Of the net proceeds of our initial public offering and the sale of the private units, only approximately $1.4 million was available to us initially outside the trust account to fund our working capital requirements.

We are incurring significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although our sponsor has agreed to provide us up to $1.0 million under a promissory note that is due upon the earlier of the February 19, 2023 and our consummation of a business combination transaction, our affiliates are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such lack of financing may negatively impact the analysis regarding our ability to continue as a “going concern” and our ability to consummate our initial business combination transaction.

Of the funds available to us, we may use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We may also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we enter into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Our sponsor has agreed to provide us up to $1.0 million under the above-referenced promissory note. Any advances by our sponsor under that note would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have limited cash resources, and in order to finance our operational needs during our search for a business combination, will need to rely on remaining amounts that we may borrow from our sponsor under the $1.0 million promissory note that we issued to the sponsor, as well as potential future financial support from our sponsor, which it is not obligated to provide. Furthermore, we only have until February 19, 2023 to complete that business combination; if we do not do so by that date (which is less than 12 months following the date of this Annual Report), our company will cease to exist. We cannot assure you that our plans to consummate a business combination will be successful, which is in part dependent on our ability to reach agreement with a target company for such a transaction, and in part on our ability to obtain sufficient financing for the company that continues after that business combination. The market for financings of companies emerging from a business combination with a SPAC has become very tight in the last several months. In light of the foregoing, there may be substantial doubt raised about our ability to continue as a “going concern.” Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in our independent auditors’ report on our financial statements that appears in Item 15 of this Annual Report. The financial statements contained in Item 15 of this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or our inability to continue as a “going concern”.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waive any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, our activities may be restricted, including:

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

While we are focused upon a combination with technology-based businesses that are domiciled in Israel, that carry out all or a substantial portion of their activities in Israel, or that have some other significant Israeli connection, we nevertheless may pursue acquisition opportunities in any one of numerous industries or geographic locations. We are not, however, under our amended and restated memorandum and articles of association, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

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

Of the net proceeds from our initial public offering and the sale of the private units, $116,200,000 (assuming no redemption of Class A ordinary shares) will be available to complete our business combination and pay related fees and expenses (which fees will include up to approximately $3,800,000, for the payment of a fee to EarlyBirdCapital for its advisory services in connection with, and subject to, our consummation of the business combination transaction).

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of their provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares following the closing of our initial public offering (excluding the representative shares, and assuming they did not purchase any units in our initial public offering), may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of their provisions (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

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

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders do not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot assure you that investors will not find our securities less attractive because we rely on these exemptions, which may cause the trading prices of our securities to be lower than they otherwise would be. There may also be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. Because we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. We are not deemed to be a large accelerated filer or an accelerated filer, and qualify as an emerging growth company, therefore we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors.

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

Even though we conduct extensive due diligence on a potential target business with which we may combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

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

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities.

Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Item 1. Business — Effecting a Business Combination — Selection of a Target Business and Structuring of a Business Combination” and such transaction was approved by a majority of our independent and disinterested directors.

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

In the recent period of time, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

Our units, Class A ordinary shares and warrants are listed and trade separately on Nasdaq. Although we believe that we meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only require that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as well as certain qualitative requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

Our initial shareholders control the appointment of our board of directors until completion of our initial business combination and hold a substantial interest in us. As a result, they appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares (excluding the representative shares and assuming they have not purchased any units in our initial public offering or in trading on the open market afterwards). In addition, prior to our initial business combination, only the founders shares, all of which are held by our initial shareholders, have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in our initial public offering or in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

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

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Since holders of our founders shares are the only shareholders of the company that have the right to vote on the appointment of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Until consummation of our initial business combination, holders of our founders shares will be the only shareholders of the company that have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

We do not utilize these exemptions and currently comply with the corporate governance requirements of Nasdaq. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business— Effecting a Business Combination— Conversion Rights.”

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies or, the SEC Warrant Statement. Among other things, the SEC Warrant Statement focused on warrants that have certain settlement terms or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those that govern our private placement warrants under the warrant agreement for all of our warrants. As a result of the SEC Warrant Statement, we evaluated the accounting treatment of our public warrants and private placement warrants and determined that the private placement warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report, are derivative liabilities related to embedded features contained within our private placement warrants. Accounting Standards Codification 815-40, Derivatives and Hedging — Contracts on an Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

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

The authorized share capital under our amended and restated memorandum and articles of association also presents the possibility of additional, substantial dilution. Under those charter documents, we are authorized to issue up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, up to 50,000,000 Class B ordinary shares, par value $0.0001 per share, and up to 5,000,000 preferred shares, par value $0.0001 per share. Following our initial public offering, there are 488,020,000 and 47,125,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, some of which are reserved for issuance upon exercise of issued and outstanding warrants, and upon conversion of outstanding Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. Currently, there are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary share in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares:

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

Risks Relating to Our Operations

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

Following the issuance of the SEC Warrant Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Warrant Statement, we had identified a material weakness in our internal controls over financial reporting.

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

As a result of the material weakness that we identified as of the end of the first quarter of 2021, the change in accounting for the certain complex features of our Class A ordinary shares and private placement warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative and support expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Item 2. Properties

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

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “MACAU,” “MACA” and “MACAW,” respectively. Our units commenced public trading on February 17, 2021, and our Class A ordinary shares and warrants commenced separate trading on the Nasdaq on April 7, 2021.

(b)	Holders

On March 1, 2022, there were three holders of record of our units, 20 holders of record of our Class A ordinary shares (on a stand-alone basis, apart from our units), one holder of record of our Class B ordinary shares and one holder of record of our warrants (on a stand-alone basis, apart from our units).

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Our sponsor’s wholly-owned U.S. subsidiary purchased 325,000 and 27,857 private units, and EarlyBirdCapital purchased 25,000 and 2,143 private units, in each case at a price of $10.00 per unit in private placements that occurred concurrently with the closings of our initial public offering in February and March 2021 and generated aggregate gross proceeds of $3,800,000. Each private unit consists of one Class A ordinary share and one-half warrant to purchase an additional Class A ordinary share. Each whole private warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private units were, in part, used to cover offering expenses related to our initial public offering, and in part, were placed in a bank account (not in the trust account). If we do not complete a business combination within 24 months from the closing of our initial public offering, the private warrants will expire worthless. The private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor, EarlyBirdCapital or their respective permitted transferees. The sale of the private units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

A total of $115,000,000, comprised of the gross proceeds from the two closings of our initial public offering, including $4,025,000 of the underwriter’s advisory fee to be paid in connection with the initial business combination was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds of the sale of the private units was, in part, used to pay offering expenses for the initial public offering and, in part, placed in our bank account, to be available for our working capital.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-252615), dated February 16, 2021, which was declared effective by the SEC on February 16, 2021.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, our shares, debt or a combination of cash, shares and debt.

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

As indicated in the accompanying financial statements, at December 31, 2021 we had $39,000 of cash and cash equivalents and an accumulated deficit of $951,000. Although we raised $115 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2021 date of our audited financial statements contained in this Annual Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

Liquidity and Capital Resources

In early 2021, prior to the completion of our initial public offering, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note, under which we had initially borrowed $150,000 prior to December 31, 2020 and an additional $20,000 in February 2021. The total $170,000 balance owed under the note was repaid in March 2021 following the closings of our initial public offering.

Subsequent to our initial public offering, our working capital needs were initially satisfied primarily by the approximately $1.2 million available to us initially outside our trust account (from the private placements of private units consummated simultaneously with our initial public offering). Subsequently, in August 2021, our sponsor agreed to make available to us up to $1,000,000, which is evidenced by a promissory note that we issued to our sponsor, and which is repayable upon the earlier of February 19, 2023 (the 24-month, liquidation deadline for our company) or our consummation of our initial business combination. Of the amounts available under that promissory note, we borrowed $300,000 in December 2021 and an additional $300,000 in January 2022. The remaining $400,000 is available to us under that note as of the current time.

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Our management cannot currently determine whether the remaining $400,000 available under the foregoing promissory note will suffice to cover our working capital needs until our initial business combination, as that determination depends on when that business combination is consummated. We furthermore cannot assure you altogether that our plans to consummate an initial business combination will be successful.

The net proceeds from (i) the sale of the units in our initial public offering, after deducting offering expenses of approximately $300,000 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000) that have been or will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial business combination transaction), and (ii) the sale of the private units for a purchase price of $3,800,000 in the aggregate, were $116,200,000. Of this amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account.

We intend to use substantially all of the funds held in the trust account that remain after payments to redeeming shareholders, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable, and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), to complete our initial business combination. We may withdraw from the trust interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, or if we are acquired as part of our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we have available to us proceeds held outside of the trust account (initially, the $1.2 million of proceeds from the sale of our private units concurrently with our IPO, and currently, the remaining $400,000 available under the $1,000,000 of loans committed to by our sponsor). We use these funds primarily towards our primary liquidity requirements, consisting of identifying and evaluating target businesses, performing business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review of corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a business combination, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use these funds for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

We may also use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans (including the $1,000,000 of loans committed to by our sponsor under the August 2021 promissory note) may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We may need to raise additional funds (beyond the remaining $400,000 amount available to us under the promissory note that we issued to our sponsor in August 2021) in order to meet the expenditures required up until our initial business combination. Moreover, we will likely need to obtain additional financing in order to complete our initial business combination due to the likelihood that we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, which will reduce the funds from the trust that become available to the surviving company of the business combination. In that case, we will likely need to issue additional securities or incur debt in connection with the business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We cannot assure you that we will be able to raise additional capital if needed in order to operate our company until our initial business combination, or that we will even be able to successfully consummate such an initial business combination. In the absence of such a business combination, our required liquidation date would be less than 12 months after the date of this Annual Report. Those factors raise substantial doubt about our ability to continue as a “going concern”. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor that appears in Item 15 of this Annual Report.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as described in Item 303 of Regulation S-K and did not have any commitments for capital expenditures or contractual obligations.

Critical Accounting Estimates

Private Warrant Liability

Please refer to Note 6 - Fair Value Measurements of our financial statements included in Item 15 of this Annual Report for the method and level 3 inputs used for the measurement of the Private Warrant Liability. No sensitivity analysis was provided, as the range of reasonably possible inputs would not have a material impact on our financial statements taken as a whole.

Item 7.A Quantitative and Qualitative Disclosures about Market Risk

The proceeds of our initial public offering held in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

The information required by this Item 8 appears in Item 15 of this Annual Report and is incorporated herein by reference.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. We are diligently working to improve our internal control over financial reporting and to thereby remedy this material weakness.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation and fair presentation of our published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making our assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9.C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Ilan Levin	56	Chairman of the Board and Chief Executive Officer
Gil Maman	39	Chief Financial Officer
Dan Yalon	49	Advisor
Craig Marshak	62	Vice Chairman
Ruth Alon	70	Director
Michael Basch	37	Director
Eric Brachfeld	60	Director

Ilan Levin, Chairman and Chief Executive Officer. Mr. Levin, our co-founder, has been involved, for approximately 25 years, as an executive and venture capital / private equity investor in high tech Israel related ventures. From 2000 to 2018, Mr. Levin was a member of the Board and Executive Committee of Objet Ltd., which as a result of a merger with Stratasys, Inc. in 2012, formed Stratasys Ltd. (NASDAQ: SSYS), the pioneer and global leader in 3D printing. During his tenure at Objet/Stratasys, Mr. Levin held various positions including President, Vice Chairman and from 2016 to 2018, Chief Executive Officer. From 2004 to 2009, Mr. Levin was the Chief Executive Officer of CellGuide, a developer of software-based GPS for mobile devices. Since 1997, Mr. Levin has also served as a member of the board of directors and as an advisor for a wide variety of Israel-based technology-related companies, including currently serving as Chairman of Vision Sigma (TLV: VISN:IT), an Israel-based real estate and investment company. Early in his career, Mr. Levin was a practicing attorney focusing on corporate and securities related matters. In addition to his role as our Chairman and Chief Executive Officer, Mr. Levin also serves as the sole director and sole equity owner of an Israeli company that serves as the sole general partner of our sponsor. Mr. Levin earned an LL.B. from Tel Aviv University and a B.A.Sc. in Industrial Engineering from the University of Toronto.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Basch and Brachfeld, and Ms. Alon, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee are each entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established two standing committees - an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act and a compensation committee, each comprised entirely of independent directors. In lieu of a standing nominating committee, a majority of our independent directors may recommend a director nominee for selection by the board of directors (as described below under “Nominating Committee”).

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

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

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

Compensation Committee

We have established a compensation committee of the board of directors. Ms. Alon and Mr. Brachfeld serve as members of our compensation committee and Ms. Alon serves as the chairperson of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such member of our compensation committee meets the independent director standard under Nasdaq listing standards and Rule 10C-1 of the Exchange Act applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation (if any) and any incentive-compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

During the year ended December 31, 2021, each of the officers and directors listed above (other than Craig Marshak) under the table “Directors and Executive Officers”, as well as our sponsor (Moringa Sponsor, LP) and its Delaware subsidiary (Moringa Sponsor US L.P) filed their initial Form 3s belatedly, and our sponsor and its Delaware subsidiary, together with our Chairman and Chief Executive Officer, Ilan Levin also filed jointly their Form 4 belatedly (reporting the purchase of private units concurrently with the closing of our IPO). Our Vice Chairman, Craig Marshak, did not file a Form 3.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “—Directors and Executive Officers.”

●	Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private units that are held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares and private units will be subject to the following transfer restrictions:

o	50% of the founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) six months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

o	The remaining 50% of the founders shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, unless the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, in which case those shares will be released from the lock-up.

o	With certain limited exceptions, the private units and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but have agreed in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction without the consent of the representative.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

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

Item 11. Executive Compensation.

None of our officers or directors has received any cash compensation for services rendered to us. Each of our independent directors invested, prior to the closing of our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and therefore holds an indirect interest in the founders shares held by our sponsor’s subsidiary. In addition, our sponsor, officers and directors, and any of their respective affiliates, are reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
Moringa Sponsor, LP and affiliated entities(3)	3,227,857	(4)	21.7%
Saba Capital Management, L.P. and affiliated entities (5)	1,110,554		9.3%
Linden Capital L.P.(6)	675,000		5.6%
Directors and Executive Officers
Ilan Levin(3)	3,227,857	(4)	21.7%
Gil Maman	—		—
Dan Yalon	—		—
Craig Marshak	—		—
Ruth Alon	—		—
Michael Basch	—		—
Eric Brachfeld	—		—
All officers, directors and director nominees as a group (seven individuals)	3,227,857	(4)	21.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Moringa Partners Ltd., 250 Park Avenue, 7th Floor New York, NY 10177.

(2)	Beneficial ownership percentage is calculated on the basis of 11,980,000 Class A ordinary shares issued and outstanding as of March 31, 2022. In addition, as of that date, our sponsor’s wholly-owned subsidiary (Moringa Sponsor US L.P.) holds all 2,875,000 outstanding Class B ordinary shares, which will convert into Class A ordinary shares on a one-for-one basis upon consummation of our initial business combination. Other than the foregoing conversion provisions, Class B ordinary shares have the same rights as Class A ordinary shares, except that only Class B ordinary shares have the right to vote in the election of directors, as described below. Consequently, we have treated the 2,875,000 Class B ordinary shares as part of the Class A ordinary shares solely for the purposes of the presentation of our sponsor (and its wholly-owned subsidiary’s) beneficial ownership herein (whereas for all other 5% or greater shareholders, the Class A ordinary shares that underlie the Class B ordinary shares are not counted as issued and outstanding and do not reduce their beneficial ownership of Class A ordinary shares).

(3)	Based solely on a Schedule 1G filed with the SEC on February 15, 2022 by the reporting persons. The shares reported in this row are held of record by Moringa Sponsor US L.P., a Delaware limited partnership and a wholly-owned subsidiary of our sponsor, Moringa Sponsor, LP, a Cayman Islands exempted limited partnership. Moringa Partners Ltd., an Israeli company that is wholly-owned by Mr. Levin, serves as the sole general partner of our sponsor. Mr. Levin, our Chairman of the Board and Chief Executive Officer, is the sole director of that Israeli company. As a result of his ownership of that Israeli company, Mr. Levin possesses sole voting and investment authority with respect to the shares of our company indirectly held by our sponsor. The limited partnership interests of our sponsor are held by various individuals and entities. Mr. Levin disclaims beneficial ownership of the securities held by our sponsor other than to the extent of his direct or indirect pecuniary interest in such securities. Each of our officers, directors and director nominees are direct and indirect members of our sponsor, or have direct or indirect economic interests in our sponsor.

(4)	These shares consist of 2,875,000 founders shares and 352,857 private shares contained in the private units purchased by the sponsor and/or its affiliates in a private placement that occurred concurrently with the closing of our initial public offering.

(5)	Based solely on a Schedule 13G filed with the SEC on February 14, 2022 by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein. Each of these persons may be deemed to be the beneficial owner of all of the reported shares and possess shared voting power with respect to all of these shares. The address for these persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	Based solely on a Schedule 13G filed with the SEC on February 14, 2022 by Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), and Mr. Siu Min (Joe) Wong. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of all of the reported shares, which consist of 633,011 shares held by Linden Capital and 41,989 shares held by separately managed accounts. Each of Linden GP and Linden Capital may be deemed the beneficial owner of the 633,011 shares held by Linden Capital. Linden Capital and Linden GP possess shared voting power over 633,011 of the reported shares and Linden Advisors and Mr. Wong possess shared voting power over all of the reported shares.

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

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founders Shares and Private Warrants

The founders shares and private units (including Class A ordinary shares and private warrants comprising the private units) and any Class A ordinary shares issued upon conversion or exercise thereof (as applicable) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement entered into by our initial shareholders with us. Those lock-up provisions provide that such securities are not transferable or salable:

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

Registration Rights

The holders of the founders shares, private units (including private warrants), representative shares and warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founders shares) are entitled to registration rights pursuant to a registration rights agreement, dated February 19, 2021, requiring us to register such securities for resale. The holders of these securities will be entitled to make up to two registration requests (subject to our reasonable best efforts to effect those registrations), excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Our sponsor’s wholly-owned subsidiary purchased, in private placements that closed simultaneously with the closing of our initial public offering in February and March 2021, an aggregate of 352,857 private units consisting of 352,857 private shares and 176,429 private warrants at a price of $10.00 per unit ($3,528,570 in the aggregate). Each private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our sponsor is permitted to transfer the private units held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these units will generally not be transferable or salable until 30 days after the completion of our initial business combination. The private warrants will be non-redeemable so long as they are held by our sponsor or its permitted transferees. The private warrants may also be exercised by the sponsor or its permitted transferees for cash or on a cashless basis. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants that were sold as part of the units in our initial public offering.

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

In addition, in order to finance costs in connection with our pursuit of a prospective initial business combination transaction, our sponsor has agreed to lend us up to an additional $1,000,000 pursuant to a promissory note that we issued to our sponsor in August 2021. As of the date of this annual report, we had borrowed $600,000 under that promissory note with our sponsor. Loans under that note are non-interest bearing, unsecured and are due at the earlier of February 19, 2023 (the liquidation date for our company) or the closing of our initial business combination.

Furthermore, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of those loans may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants included in the private units to be issued and sold to our sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

We have entered into a registration rights agreement with respect to the founders shares, private units, representative shares and warrants issued upon conversion of working capital loans (if any), which is described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Registration Rights.”

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

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private units held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of $170,000 in loans that were provided to us by our sponsor to cover offering-related and organizational expenses, which repayment already occurred;

●	Repayment of up to $1,000,000 in loans that may be provided to us by our sponsor to cover expenses related to our pursuit of a business combination transaction under a promissory note that we issued to the sponsor;

●	Payment to our sponsor of up to $10,000 per month for office space, administrative and support services;

●	Payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of additional loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; and

●	At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman (“PwC Israel”), for services rendered for the year ended December 31, 2021 and the period from September 24, 2020 (inception) to December 31, 2020:

	2021	2020
	(US$ in thousands)	(US$ in thousands)
Audit Fees(1)	85	75
Audit-Related Fees (2)	48	—
Tax Fees	-	—
All Other Fees	-	—

Total	133	75

(1)	Audit fees consist of fees that we paid for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For 2021, these fees consisted of financial due diligence services provided to us by PwC Israel in respect of potential target companies for our initial business combination.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 16, 2021, by and between the registrant and EarlyBirdCapital, Inc., as underwriter.(1)
1.2	Business Combination Marketing Agreement, dated February 16, 2021, by and between the Registrant and EarlyBirdCapital, Inc., as advisor (2)
3.1	Amended and Restated Memorandum and Articles of Association of the Registrant.(3)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Class A Ordinary Share Certificate.(5)
4.3	Specimen Warrant Certificate.(6)
4.4	Warrant Agreement, dated February 19, 2021, between Continental Stock Transfer & Trust Company and the Registrant.(7)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.(8)
10.1	Letter Agreement, dated February 16, 2021, by and among the Registrant, its officers and directors and Moringa Sponsor LP.(9)
10.2	Investment Management Trust Agreement, dated February 19, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant.(10)
10.3	Registration Rights Agreement, dated February 19, 2021, by and between the Registrant and certain security holders.(11)
10.4	Administrative Services Agreement, dated February 16, 2021, between the Registrant and Moringa Acquisition Sponsor, L.P.(12)
10.5.1	Private Units Purchase Agreement, dated February 19, 2021, by and between the Registrant and Moringa Sponsor US LP.(13)
10.5.2	Private Units Purchase Agreement, dated February 19, 2021, by and between the Registrant and EarlyBirdCapital, Inc.(14)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its executive officers and directors.(15)
10.7	Promissory Note issued by the Registrant to Moringa Acquisition Sponsor, L.P. (dated August 9, 2021)*
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021
(2)	Incorporated herein by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021
(3)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021
(4)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021
(5)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021
(6)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021
(7)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021
(8)	Incorporated herein by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021
(9)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021
(10)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021
(11)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021
(12)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021
(13)	Incorporated herein by reference to Exhibit 10.5.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021
(14)	Incorporated herein by reference to Exhibit 10.5.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021
(15)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2022.

Moringa Acquisition Corp

By:	/s/ Ilan Levin
Name:	Ilan Levin
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Ilan Levin	Chairman and Chief Executive Officer	March 31, 2022
Ilan Levin (Principal Executive Officer)

/s/ Gil Maman	Chief Financial Officer	March 31, 2022
Gil Maman (Principal Financial and Accounting Officer)

/s/ Craig Marshak	Vice Chairman	March 31, 2022
Craig Marshak

/s/ Ruth Alon	Director	March 31, 2022
Ruth Alon

/s/ Michael Basch	Director	March 31, 2022
Michael Basch

/s/ Eric Brachfeld	Director	March 31, 2022
Eric Brachfeld

MORINGA ACQUISITION CORP

FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2021

U.S. DOLLARS

MORINGA ACQUISITION CORP

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2021

U.S. DOLLARS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Moringa Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Moringa Acquisition Corp (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in capital deficiency and cash flows for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) to December 31, 2020, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(e) to the financial statements, the Company has limited cash and has incurred losses since inception. The Company will need to rely on the unwithdrawn amounts under the Sponsor promissory notes as well as future financial support (of which the Sponsor is not obligated to provide), in order to finance its operational needs in its search for a business combination. Moreover, if the Company is unable to complete a business combination by February 19, 2023 then the Company will cease all operations except for the purpose of liquidating. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(e). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kesselman & Kesselman
Certified Public Accountants (lsr.)
A member firm of PricewaterhouseCoopers International Limited

Tel-Aviv, Israel
March 31, 2022

We have served as the Company’s auditor since 2020.

Kesselman & Kesselman, 146 Derech Menachem Begin, Tel-Aviv 6492103, Israel,

P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

MORINGA ACQUISITION CORP

BALANCE SHEETS

		December 31,	December 31,
	Note	2021	2020
		U.S. Dollars
A s s e t s
ASSETS:
Cash and cash equivalents		38,944	51,701
Investments held in Trust Account		115,006,372	-
Prepaid expenses		368,853	-
Deferred offering costs		-	77,699
TOTAL ASSETS		115,414,169	129,400

Liabilities and shares subject to possible redemption net of capital deficiency

LIABILITIES:
Accrued expenses and other payables		38,576	29,400
Related party	4	310,000	269,990
Private warrant liability		160,341	-
TOTAL LIABILITIES		508,917	299,390

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 11,500,000 shares at December 31, 2021, at redemption value of $10		115,000,000	-

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized, 480,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of December 31, 2021, and 100,000 issued and outstanding as of December 31, 2020;		48	10
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of December 31, 2021 and December 31, 2020;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and December 31, 2020.			-
Additional paid-in capital		855,994	25,572
Accumulated deficit		(951,078)	(195,860)
TOTAL CAPITAL DEFICIENCY		(94,748)	(169,990)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		115,414,169	129,400

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

STATEMENTS OF OPERATIONS

	Note	Year ended December 31, 2021	Period from September 24, 2020 (inception) to December 31, 2020
		U.S. Dollars
		Except share data
INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT		(6,372)	-
GENERAL AND ADMINISTRATIVE	8	(943,933)	(195,860)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY		182,343	-
NET LOSS FOR THE PERIOD		(755,218)	(195,860)

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION		9,875,342	41,837
BASIC AND DILUTED NET LOSS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION		$(0.06)	(0.16)

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES		3,301,959	1,202,806
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES		$(0.06)	(0.16)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
CHANGES DURING THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) TO December 31, 2020:
Issuance of Class B Ordinary Shares to the Sponsor			2,875,000	288	24,712		25,000
Issuance of Class A Ordinary Shares to the Representative of the underwriters	100,000	10			860		870
Net loss for the period						(195,860)	(195,860)
BALANCE AT December 31, 2020	100,000	10	2,875,000	288	25,572	(195,860)	(169,990)
Sale of 380,000 Private Class A ordinary shares, net of issuance costs (see Note 3)	380,000	38			3,380,610		3,380,648
Accretion for Public Class A ordinary shares to redemption amount					(2,550,188)		(2,550,188)
Net loss for the year						(755,218)	(755,218)
BALANCE AT December 31, 2021	480,000	48	2,875,000	288	855,994	(951,078)	(94,748)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2021	Period from September 24, 2020 (inception) to December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(755,218)	(195,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in the fair value of the private warrant liability	(182,343)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(368,853)	-
Increase (decrease) in related party	(110,000)	120,000
Decrease in Accrued expenses and other payables	9,178	-
Other	-	860
Net cash used in operating activities	(1,407,236)	(75,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Class B Ordinary Shares	-	25,000
Issuance of Class A Ordinary Shares	-	10
Sale of Public Units	115,000,000	-
Payment of underwriting commissions and offering expenses	(2,549,159)	-
Sale of Private Units	3,800,000	-
Proceeds from a promissory note – related party	320,000	149,990
Repayment of promissory note – related party	(169,990)	-
Payment of deferred offering costs	-	(48,299)
Net cash provided by financing activities	116,400,851	126,701

INCREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	114,993,615	51,701
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	51,701	-
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	115,045,316	51,701

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	38,944	51,701
Investments held in trust account	115,006,372	-
Total cash, cash equivalents and investments held in a trust account	115,045,316	51,701

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Deferred offering costs	(77,699)	-
Accrued expenses	-	29,400

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

All activity for the period from September 24, 2020 (inception) through December 31, 2021 relates to the Company’s formation, its initial public offering (the “Public Offering”) described below and its search for a target company. The Company will generate  interest income on proceeds held in the trust account derived from the Public Offering.

The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing

The Company’s sponsor is Moringa Sponsor, L.P., a Cayman exempted limited partnership (which is referred to herein, together with its wholly-owned subsidiary, Moringa Sponsor (US) LP, a Delaware limited partnership, as the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on February 16, 2021. The initial stage of the Company’s Public Offering— the sale of 10,000,000 Units — closed on February 19, 2021 (hereafter – the Closing of the Public Offering). Upon that closing and the concurrent closing of the initial stage of the Private Placement (as defined below in Note 3). $100,000,000 was placed in a trust account (the “Trust Account”) (discussed in (c) below). On March 3, 2021, upon the full exercise by the underwriters of their over-allotment option for the Public Offering, the second stage of the Public Offering — the sale of 1,500,000 Units — closed. Upon that closing and the concurrent closing of the second stage of the Private Placement, an additional $15,000,000 was placed in the Trust Account. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement.

c.	The Trust Account

The proceeds held in the Trust Account will be invested in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00.

The Company’s complies with the provisions of ASU 2016-18, under which changes in proceeds held in the Trust Account are accounted for as Changes in Cash, Cash Equivalents and Investments Held in a Trust Account in the Company’s Statements of Cash Flows.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of December 31, 2021, the Company had approximately $39 thousand of cash and an accumulated deficit of $951 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several withdrawals of the Sponsor promissory notes. Management has determined that it will need to continue to rely and is significantly dependent on the unwithdrawn amounts under the outstanding Sponsor promissory notes, as well as on future promissory notes or other forms of financial support (of which the Sponsor is not obligated to provide). Moreover, the Company has until February 19, 2023 (hereafter – the Mandatory Liquidation Date) to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that they will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company fail to obtain financial support in its search for an Initial Business Combination, nor if it is required to liquidate after the Mandatory Liquidation Date.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC.

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

As of December 31, 2021, the Company held its cash and cash equivalents in an SVB bank account, and its investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Class A Ordinary Shares subject to possible redemption

As discussed in Note 1, all of the 11,500,000 shares of Class A ordinary shares sold as parts of the Units in the Public Offering contain a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company has classified all of the shares sold under the Public Units as subject to possible redemption.

Immediately upon the Closing of the Public Offering, the Company recognized the accretion from the offering costs allocated to the Class A Ordinary Shares subject to possible redemption.

As of December 31, 2021, the shares of Class A Ordinary Shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

As of December 31, 2021
Gross proceeds	$115,000,000
Less:
Portion of offering costs attributable to Class A shares subject to possible redemption	$(2,551,880)
Plus:
Accretion to redemption value	$2,551,880

Class A ordinary shares subject to possible redemption	$115,000,000

e.	Net loss per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating net loss per each share – Class A ordinary share subject to possible redemption, non-redeemable Class A and Class B ordinary shares. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from Net Loss per Share as the redemption value approximates fair value.

As of December 31, 2021, the Company had outstanding warrants to purchase up to 5,940,000 shares of Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per share since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for the period.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

i.	Use of estimates in the preparation of financial statements

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates and such differences may have a material impact on the Company’s financial statements.

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

Out of the total amount of offering costs, an amount of $7,599 was allocated to the Private Warrant Liability, and therefore charged as an expense.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - PUBLIC OFFERING AND PRIVATE PLACEMENTS:

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Company borrowed $170 thousand under the promissory note, $150 thousand prior to December 31, 2020 and an additional $20 thousand on February 2021. The total $170 thousand owed under the promissory note was repaid in March 2021, following the Closing of the Public Offering.

On August 9, 2021 the Company and the Sponsor have entered into an additional Promissory Note agreement (hereafter – the Second Promissory Note), according to which the Company may withdraw up to $1 million to fulfil its ongoing operational needs or preparations towards an Initial Business Combination.

The entire unpaid balance shall be payable on the earlier of (i) February 19, 2023, or (ii) the date on which the Company consummates its Initial Business Combination. Any drawn amounts could be prepaid at any time. The promissory note does not bear any interest on the principal amount outstanding thereunder.

On December 23, 2021, the Company borrowed $300 thousand under the promissory note. Refer to Note 9 – Subsequent Events, for information regarding amounts borrowed after the issuance date of these financial statements.

b.	Administrative Services Agreement

On December 16, 2020, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the initial Public Offering and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation. As of December 31, 2021 the Company accrued for approximately $10 thousand with regards to this agreement, recorded under the Related Party balance.

The composition of the Related Party balance as of December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
	In U.S. dollars
Promissory note	300,000	149,990
Legal fees paid by Sponsor	-	120,000
Accrual for Administrative Services Agreement	10,000	-
	310,000	269,990

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 by level within the fair value hierarchy:

	Level	December 31, 2021
Assets:
Money market funds held in Trust Account	1	115,006,372
Liabilities:
Private Warrant Liability	3	160,341

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - FAIR VALUE MEASUREMENTS (continued):

The estimated fair value of the Private Placement Warrants was determined using a binomial model to extract the market’s implied probability for an Initial Business Combination, using the Public Warrant’s market price. Once probability was extracted, a Black-Scholes-Merton model with Level 3 inputs was used to calculate the Private Warrants’ fair value. Inherent in a Black-Scholes-Merton model are assumptions related to expected life (term), expected stock price, volatility, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of selected peer companies’ Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

As of December 31, 2021
Share price	$10.0
Strike price	$11.5
Term (in years)	5.5
Volatility	50%
Risk-free interest rate	1.26%
Dividend yield	0.00%

The change in the fair value of the Warrants measured with Level 3 inputs for the period from March 3, 2021 (Initial Measurement) through December 31, 2021 is summarized as follows:

In U.S dollars
Value of private warrant liability measured with Level 3 inputs at Initial Measurement	342,684
Change in fair value of private warrant liability measured with Level 3 inputs	(182,343)
Transfer in/out	-
Value of warrant liability measured with Level 3 inputs at December 31, 2021	160,341

NOTE 7 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A Ordinary Shares

On November 20, 2020 the Company issued 100,000 Class A ordinary shares of $0.0001 par value each to designees of the Representative (hereafter – the Representative Shares) for a consideration equal to the par value of the shares. The Representative Shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - CAPITAL DEFICIENCY (continued):

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

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of December 31, 2021, the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - GENERAL AND ADMINISTRATIVE:

The formation and other operating expenses for the years ended December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
	In U.S. dollars
Legal expenses	353,368	145,000
Audit, bookkeeping and accounting	110,237	50,000
Professional services	78,411	-
Management fees	109,295	-
Insurance	281,147	-
Other	11,475	860
	943,933	195,860

NOTE 9 – SUBSEQUENT EVENTS:

On January 27, 2022 the Company borrowed an additional $300 thousand from the promissory note given by the Sponsor.