Form 10-Q
period 2022-03-31
Moringa Acquisition Corp
filed 2022-05-23
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, 11,980,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” the “Company” or “our company” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended,

●	“founders shares” are to our 2,875,000 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the founders shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital (the lead underwriter for our IPO) in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“units” are to the public units that we sold in our IPO and private units that we sold to our sponsor and EarlyBirdCapital, in each case at a price of $10.00 per unit, and which consist of one Class A ordinary share and one-half (1/2) of one warrant per unit;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 31, 2022.

ii

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1— Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I— Item 1A. Risk Factors” in the 2021 Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022 AND FOR THE THREE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

		March 31	December 31
	Note	2022	2021
		U.S. Dollars
Assets
CURRENT ASSETS:
Cash and cash equivalents		179,000	38,944
Investments held in Trust Account		115,015,758	115,006,372
Prepaid expenses		287,603	368,853
TOTAL ASSETS		115,482,361	115,414,169

Liabilities and shareholders’ equity
CURRENT LIABILITIES:
Accrued expenses		127,617	38,576
Related party	4	630,000	310,000
Private warrant liability		65,151	160,341
TOTAL LIABILITIES		822,768	508,917

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 11,500,000 shares at redemption value of $10		115,000,000	115,000,000

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized 480,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021;		48	48
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of March 31, 2021 and December 31, 2021;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 and December 31, 2021.		-	-
Additional paid-in capital		855,994	855,994
Accumulated deficit		(1,196,737)	(951,078)
TOTAL CAPITAL DEFICIENCY		(340,407)	(94,748)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		115,482,361	115,414,169

The accompanying notes are an integral part of these condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	3 months ended March 31, 2022	3 months ended March 31, 2021
	U.S. Dollars
	Except share data
INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT	9,386	676
GENERAL AND ADMINISTRATIVE	(350,235)	(92,654)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	95,190	(5,776)
NET LOSS FOR THE PERIOD	(245,659)	(97,754)

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	11,500,000	4,911,111
BASIC AND DILUTED NET LOSS PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	3,355,000	3,139,889
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT December 31, 2020	100,000	10	2,875,000	288	25,572	(195,860)	(169,990)
Sale of 380,000 Private Class A ordinary shares, net of issuance costs	380,000	38			3,380,610		3,380,648
Accretion for public Class A ordinary shares to redemption amount					(2,550,188)		(2,550,188)
Net loss for the period						(97,754)	(97,754)
BALANCE AT March 31, 2021	480,000	48	2,875,000	288	855,994	(293,614)	562,716

BALANCE AT December 31, 2021	480,000	48	2,875,000	288	855,994	(951,078)	(94,748)
Net loss for the period						(245,659)	(245,659)
BALANCE AT March 31, 2022	480,000	48	2,875,000	288	855,994	(1,196,737)	(340,407)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	3 months ended March 31, 2022	3 months ended March 31, 2021
	U.S. Dollars
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(245,659)	(97,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in the fair value of the private warrant liability	(95,190)	5,776
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	81,250	(612,603)
Increase (decrease) in related party	30,000	(106,202)
Increase in accrued expenses	89,041	5,600
Net cash used in operating activities	(140,558)	(805,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Public Units	-	115,000,000
Payment of underwriting commissions and offering expenses	-	(2,549,157)
Sale of Private Units, refer to note 3	-	3,800,000
Proceeds from a promissory note – related party	300,000	20,000
Repayment of promissory note – related party	(10,000)	(169,990)
Deferred offering costs	-	-
Net cash provided by financing activities	290,000	116,100,853

INCREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	149,442	115,295,670
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	115,045,316	51,701
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	115,194,758	115,347,371

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	179,000	346,695
Investments held in trust account	115,015,758	115,000,676
Total cash, cash equivalents and investments held in trust account	115,194,758	115,347,371

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Deferred offering costs	-	77,699

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

All activity for the period from September 24, 2020 (inception) through March 31, 2022, relates to the Company’s formation, its initial public offering (the “Public Offering”) described below and its search for a target company. The Company generates interest income on proceeds held in the trust account derived from the Public Offering.

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

The Company complies with the provisions of ASU 2016-18, under which changes in proceeds held in the Trust Account are accounted for as Changes in Cash, Cash Equivalents and Investments Held in a Trust Account in the Company’s Statements of Cash Flows.

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

In the event of a liquidation, dissolution or winding up of the Company after an initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities and after provision is made for each class of stock, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, under the circumstances, and, subject to the limitations, described herein

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of March 31, 2022, the Company had approximately $179 thousand of cash and an accumulated deficit of $1,197 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its search for an Initial Business Combination. Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several withdrawals of the Sponsor promissory notes. Management has determined that it will need to continue to rely and is significantly dependent on the unwithdrawn amounts under the outstanding Sponsor promissory notes, as well as on future promissory notes or other forms of financial support (of which the Sponsor is not obligated to provide). Moreover, the Company has until February 19, 2023 (hereafter – the Mandatory Liquidation Date) to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor that it will be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these condensed financial statements.

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

As of March 31, 2022 and December 31, 2021, the Company held its cash and cash equivalents in an SVB bank account, and its investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

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

As of both March 31, 2022 and December 31, 2021, the shares of Class A Ordinary Shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

U.S. Dollars
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

During the three months ended March 31, 2022 and 2021, the Company had outstanding warrants to purchase up to 5,940,000 shares of Class A ordinary shares. The weighted average of these shares was excluded from the calculation of diluted net loss per share since the exercise of the warrants is contingent upon the occurrence of future events. The Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per share for both periods presented.

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

g.	Public Warrant

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

Out of the total amount of offering costs, an amount of $7,599 was allocated to the Private Warrant Liability, and therefore charged as an expense

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

NOTE 3 – PUBLIC OFFERING AND PRIVATE PLACEMENTS:

In the Public Offering, the Company issued and sold 11,500,000 units (including 1,500,000 units sold at a second closing pursuant to the underwriters’ exercise of their over-allotment option in full) at an offering price of $10.00 per unit (the “Units”). The Sponsor and EarlyBirdCapital, Inc. (the representative of the underwriters) purchased, in a private placement that occurred simultaneously with the two closings of the Public Offering (the “Private Placement”), an aggregate of 352,857 and 27,143 Units, respectively, at a price of $10.00 per Unit.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 – PUBLIC OFFERING AND PRIVATE PLACEMENTS (continued):

Each Unit (both those sold in the Public Offering and in the Private Placement) consists of one Class A ordinary share, $0.0001 par value, and one-half of one warrant, with each whole warrant exercisable for one Class A ordinary share (each, a “Public Warrant” and a “Private Warrant”, and collectively, the “Warrants”). Each Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants will trade. Each Warrant will become exercisable 30 days after the completion of the Company’s initial Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption (only in the case of the Warrants sold in the Public Offering, or the “Public Warrants”) or liquidation.

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

The entire unpaid balance was payable on the earlier of (i) March 31, 2021, or (ii) the date of a capital raise (i.e., the closing of the Public Offering). Any drawn amounts could be prepaid at any time. The promissory note did not bear any interest on the principal amount outstanding thereunder.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued):

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

On December 16, 2020, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the Public Offering and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation.

The composition of the Related Party balance is as follows:

	March 31, 2022	December 31, 2021
	In U.S. dollars
Promissory note	600,000	300,000
Accrual for Administrative Services Agreement	30,000	10,000
	630,000	310,000

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Level	March 31, 2022	December 31, 2021
Assets:
Money market funds held in Trust Account	1	$115,015,758	$115,006,372
Liabilities:
Private Warrant Liability	3	$65,151	$160,341

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	March 31, 2022	December 31, 2021
Share price	$10.0	$10.0
Strike price	$11.5	$11.5
Volatility	50%	50%
Risk-free interest rate	2.42%	1.26%
Dividend yield	0.00%	0.00%

NOTE 7 – SHAREHOLDERS’ EQUITY:

a.	Ordinary Shares

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

NOTE 7 – SHAREHOLDERS’ EQUITY (continued):

The Company accounted for the issuance of the Representative Shares as compensation expenses amounting to $860, with a corresponding credit to Additional Paid-In Capital, for the excess value over the consideration paid. The Company estimated the fair value of the issuance based upon the price of Class B Ordinary Shares that were issued to the Sponsor.

Pursuant to the Public Offering and the concurrent Private Placement that were each effected in two closings— on February 19, 2021 and March 3, 2021— the Company issued and sold an aggregate of 11,500,000 and 380,000 Class A ordinary shares as part of the Units sold in those respective transactions. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $115 million and $3.8 million in the Public Offering and Private Placement, respectively. See Note 3 above for further information regarding those share issuances.

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

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of March 31, 2022 and December 31, 2021, the Company has no preferred shares issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS:

Management has performed an evaluation of subsequent events, noting no other items which require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the year ended, December 31, 2021, included in the 2021 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our initial business combination, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors” in the 2021 Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies; we have not, however, as of yet, reached a definitive agreement with a specific target company with respect to an initial business combination with us. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placements of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, (iii) cash from one or more debt financings, and/or (iv) issuance of shares to target company shareholders.

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

As indicated in the accompanying financial statements, at March 31, 2022 we had approximately $179 thousand of cash and cash equivalents and an accumulated deficit of approximately $1,197 thousand. Although we raised $115 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination or a related capital-raise will be successful.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2021 date of our audited financial statements contained in our Annual Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

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

At the time of our initial public offering in February and March 2021, we raised $116,200,000 of net proceeds from (i) the sale of units to the public in the offering, after deducting offering expenses of approximately $300,000 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000) that have been or will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial business combination transaction, and (ii) the sale of private units for a purchase price of $3,800,000 in the aggregate. Of that $116,200,000 amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account.

We intend to use substantially all of the funds held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable, and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), to fund our post- business combination company. We may withdraw from the trust interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, or if we are acquired as part of our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Subsequent to our initial public offering, our working capital needs were initially satisfied primarily by the $1.2 million available to us initially outside our trust account. Subsequently, in August 2021, our sponsor agreed to make available to us up to $1,000,000, which is evidenced by a promissory note that we issued to our sponsor, and which is repayable upon the earlier of February 19, 2023 (the 24-month, liquidation deadline for our company) or our consummation of our initial business combination. Of the amounts available under that promissory note, we borrowed $300,000 in December 2021 and an additional $300,000 in January 2022. The remaining $400,000 is available to us under that note as of the current time.

We use these funds outside of the trust account primarily towards our primary liquidity requirements, consisting of identifying and evaluating target businesses, performing business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review of corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a business combination, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use these funds for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

We may also use a portion of the funds outside of the trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

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

We believe that we will need to obtain additional funds in order to satisfy our liquidity needs in our pursuit of an initial business combination. While we intend to rely upon the remaining $400,000 available under the foregoing $1,000,000 promissory note, we do not believe that such amount will suffice to cover our working capital needs until our initial business combination. Our actual capital needs will depend on when our business combination is consummated.

We cannot assure you that we will be able to successfully consummate an initial business combination.

It is likely that we will be obligated to redeem a significant number of our public shares upon completion of our initial business combination, which will reduce the funds from the trust that become available to the surviving company of the business combination. In that case, we will likely need to issue additional securities or incur debt in connection with the business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate our trust account, which liquidation would be less than 12 months after the date of this Quarterly Report. That factor, together with our need for additional funds in order to fund operations until our initial business combination, raise substantial doubt about our ability to continue as a “going concern”. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor on our audited financial statements, which appears in Item 15 of our 2021 Annual Report.

Critical Accounting Estimates

Private Warrant Liability

Please refer to Note 6 - Fair Value Measurements to our condensed financial statements included in Item 1 for the method and level 3 inputs used for the measurement of the Private Warrant Liability.

The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk, as well as observable inputs, e.g. the Company's publicly traded warrants.

An increase or decrease of 10% to the volatility input as of March 31, 2022 would result in an increase of $5.9 thousand or a decrease of $6.8 thousand, respectively, to the estimated fair value of the Company's total Private Warrant Liability balance. Furthermore, an increase or decrease of 10% to the publicly traded warrants' market price input as of March 31, 2022 would result in either an increase or decrease of $6.5 thousand to the estimated fair value of the Company's total Private Warrant Liability balance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. We are diligently working to improve our internal control over financial reporting and to thereby remedy this material weakness

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in Part I, Item 1A, of our 2021 Annual Report. As of the date of this Quarterly Report, there have been no material changes to those risk factors, except as described below:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by unfavorable macro-economic trends triggered by the coronavirus (COVID-19) pandemic or by the ongoing invasion of the Ukraine by Russia.

The coronavirus (COVID-19) pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Although the world has, in many regions, developed vaccines and other means that have enabled the resumption of routine daily life and the full re-opening of local and national economies, the pandemic has, in large part, triggered certain macro-economic trends that threaten the improved economic outlook achieved in its aftermath. Specifically, supply chain delays and rising shipping costs, along with significant inflationary pressures due to the infusion of money into circulation as part of a “loose” monetary policy and low interest rates designed to ease economic conditions during the pandemic, now threaten global economic prosperity. The extent to which these trends impact our search for a business combination depends on present and future developments in the industry in which we are searching for target companies, which developments are highly uncertain and cannot be predicted.

In a similar manner, Russia’s recent invasion of the Ukraine could also have an adverse effect on our ability to consummate a business combination transaction or on the operations of the target business with which we combine. That invasion may result in increased costs of compliance, restrictions on our target business’ ability to sell into specific regions, higher volatility in foreign currency exchange rates, increased use of less cost-efficient resources and negative impacts to our target business. The invasion may also cause a deterioration in general economic conditions, which may adversely impact our access to financing for the combined company upon the consummation of a business combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions triggered by the COVID-19 pandemic, Russia’s invasion of the Ukraine, or other matters of global concern continue for a further extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 16, 2021, the Registration Statement on Form S-1 (File No. 333-252615) relating to our IPO was declared effective by the SEC. For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” of this Form 10-Q. The use of net proceeds from our IPO described herein does not reflect a material change in the expected use of such proceeds as described in our final prospectus for the IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORINGA ACQUISITION CORP

Date: May 23, 2022	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 23, 2022	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)