Form 10-Q
period 2022-06-30
Moringa Acquisition Corp
filed 2022-08-15
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regisrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2022, 11,980,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we,” “us,” “our,” “Moringa,” the “Company” or “our company” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“Exchange Act” are to the U.S. Securities Exchange Act of 1934, as amended,

●	“founders shares” are to our 2,875,000 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the founders shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital (the lead underwriter for our IPO) in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“units” are to the public units that we sold in our IPO and private units that we sold to our sponsor and EarlyBirdCapital, in each case at a price of $10.00 per unit, and which consist of one Class A ordinary share and one-half (1/2) of one warrant per unit;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 31, 2022.

ii

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part I- Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I- Item 1A. Risk Factors” in the 2021 Annual Report, as supplemented by “Part II- Item 1A. Risk Factors” in this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

iii

PART I - FINANCIAL INFORMATION

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022 AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

U.S. DOLLARS

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2022 AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

		June 30	December 31
	Note	2022	2021
		U.S. Dollars
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		17,803	38,944
Investments held in Trust Account		115,179,099	115,006,372
Prepaid expenses		206,353	368,853
TOTAL ASSETS		115,403,255	115,414,169

Liabilities and shares subject to possible redemption net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses		12,165	38,576
Related party	4	660,000	310,000
Private warrant liability		28,804	160,341
TOTAL LIABILITIES		700,969	508,917

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 11,500,000 shares at redemption value $10.02 and $10.00 as of June 30, 2022 and December 31, 2021, respectively		115,179,099	115,000,000

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized 480,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021;		48	48
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of June 30, 2022 and December 31, 2021;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 and December 31, 2021.		-	-
Additional paid-in capital		676,895	855,994
Accumulated deficit		(1,154,044)	(951,078)
TOTAL CAPITAL DEFICIENCY		(476,813)	(94,748)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		115,403,255	115,414,169

The accompanying notes are an integral part of these condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
	U.S. Dollars		U.S. Dollars
	Except share data		Except share data

INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT	172,727	2,424	163,341	1,748
GENERAL AND ADMINISTRATIVE	(507,230)	(287,715)	(156,994)	(195,061)

CHANGE IN FAIR VALUE OF PRIVATE WARRANT LIABILITY	131,537	(4,256)	36,346	1,520
NET PROFIT (LOSS) FOR THE PERIOD	(202,966)	(289,547)	42,693	(191,793)

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	11,500,000	8,205,556	11,500,000	11,500,000
BASIC AND DILUTED NET PROFIT (LOSS) PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION	$(0.01)	$(0.03)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	3,355,000	3,247,445	3,355,000	3,355,000
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	$(0.03)	$(0.03)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Class A ordinary shares		Class B ordinary shares		Additional	Accumulated
	Number of shares	Par value	Number of shares	Par value	paid-in capital	deficit	Total
	U.S. dollars (except share data)
BALANCE AT December 31, 2020	100,000	10	2,875,000	288	25,572	(195,860)	(169,990)
CHANGES DURING THE THREE MONTHS ENDED March 31, 2021:
Issuance of Class B Ordinary Shares to the Sponsor	380,000	38			3,380,610		3,380,648
Accretion for public Class A ordinary shares to redemption amount					(2,550,188)		(2,550,188)
Net loss for the period						(97,754)	(97,754)
BALANCE AT March 31, 2021	480,000	48	2,875,000	288	855,994	(293,614)	562,716
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2021:
Net loss for the period						(191,793)	(191,793)
BALANCE AT June 30, 2021	480,000	48	2,875,000	288	855,994	(485,407)	370,923

BALANCE AT December 31, 2021	480,000	48	2,875,000	288	855,994	(951,078)	(94,748)
CHANGES DURING THE THREE MONTHS ENDED March 31, 2021:
Net loss for the period						(245,659)	(245,659)
BALANCE AT March 31, 2022	480,000	48	2,875,000	288	855,994	(1,196,737)	(340,407)
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2022:
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of June 30, 2022					(179,099)		(179,099)
Net profit for the period						42,693	42,693
BALANCE AT June 30, 2022	480,000	48	2,875,000	288	676,895	(1,154,044)	(476,813)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,	Six months ended June 30,
	2022	2021
	U.S. Dollars
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(202,966)	(289,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in the fair value of the private warrant liability	(131,537)	4,256
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	162,500	(531,353)
Decrease in related party	-	(110,000)
Increase in accounts payable	-	50,372
Decrease in accrued expenses	(26,411)	(5,896)
Net cash used in operating activities	(198,414)	(882,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Public Units	-	115,000,000
Payment of underwriting commissions and offering expenses	-	(2,549,158)
Sale of Private Units, refer to note 3	-	3,800,000
Proceeds from a promissory note – related party	350,000	20,000
Repayment of promissory note – related party	-	(169,990)
Net cash provided by financing activities	350,000	116,100,852

INCREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	151,586	115,218,684
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	115,045,316	51,701
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	115,196,902	115,270,385

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	17,803	267,961
Investments held in trust account	115,179,099	115,002,424
Total cash, cash equivalents and investments held in trust account	115,196,902	115,270,385

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Deferred offering costs	-	77,699

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

All activity for the six months ended June 30, 2022, relates to the Company’s search for a target company, as well as attempts to consummate the Proposed Business Combination, as detailed in Note 1(f).

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

As of June 30, 2022, the Company had approximately $18 thousand of cash and an accumulated deficit of $1,154 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its current endeavors to consummate the Proposed Business Combination, as detailed in Note 1(f), or a different Initial Business Combination, if the former does not occur.

Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several withdrawals of the Sponsor promissory notes. Management has determined that it will need to continue to rely and is significantly dependent on future promissory notes or other forms of financial support (of which the Sponsor is not obligated to provide). Moreover, the Company has until February 19, 2023 (hereafter – the Mandatory Liquidation Date) to consummate an Initial Business Combination, whether the Proposed Business Combination or a different one. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Mandatory Liquidation Date, nor will it be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – Description of Organization and Business Operations (continued):

No adjustments have been made to the carrying amounts of assets or liabilities should the Company fail to obtain financial support in its pursuit to consummate an Initial Business Combination, nor if it is required to liquidate after the Mandatory Liquidation Date.

f.	Proposed Business Combination

On June 9, 2022, the Company entered into a Business Combination Agreement (hereafter – the Proposed Business Combination) with Holisto Ltd., a company organized under the laws of the State of Israel (hereafter – Holisto) and Holisto MergerSub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holisto.

Holisto is an Israeli company and a tech-powered online travel agency, which aims to make hotel booking affordable and personalized for consumers.

The Business Combination Agreement and the transactions contemplated thereby have been unanimously approved by the boards of directors of Moringa and Holisto, and by the shareholders of Holisto.

The foregoing description of the Proposed Business Combination does not purport to be complete. For further information and access to the full agreement and all other related agreements, refer to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2022.

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

As of June 30, 2022, the Company held its cash and cash equivalents in an SVB bank account, and its Investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

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

Immediately upon the Closing of the Public Offering, the Company recognized the accretion from the offering costs allocated to the Class A Ordinary Shares subject to possible redemption, in an amount of $2,551,880.

e.	Net profit (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net profit (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating net profit (loss) per each class of shares: the Non-Redeemable Shares, which include the Private Class A Ordinary Shares, as defined in Note 7, and the Class B ordinary shares (hereafter and collectively – Non-Redeemable class A and B ordinary shares; and the Class A ordinary shares subject to possible redemption.

In order to determine the net loss attributable to each class, the Company first considered the total profit (loss) allocable to both sets of shares. This is calculated using the total net profit (loss) less any Interest Earned on Investments Held in Trust Account. The accretion to redemption value of the Class A ordinary shares subject to possible redemption is fully allocated to the Class A ordinary shares subject to redemption.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

For each of the three and six months ended June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase an aggregate of 5,940,000 warrants in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net profit (loss) per share is the same as basic net profit (loss) per share for each of the periods presented, and for each class.

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

During the six months ended June 30, 2022the Company borrowed an additional $350 thousand from the promissory note given by the Sponsor.

See Note 9 – Subsequent Events – for information regarding the withdrawal of the remaining amount under the Sponsor promissory note.

b.	Administrative Services Agreement

On December 16, 2020, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the initial Public Offering and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation. As of June 30, 2022 the Company accrued for approximately $60 thousand with regards to this agreement, recorded under the Related Party balance.

The composition of the Related Party balance as of June 30, 2022 and December 31, 2021 is as follows:

	June 30, 2022	December 31, 2021
	In U.S. dollars
Promissory note	650,000	300,000
Accrual for Administrative Services Agreement	10,000	10,000
	660,000	310,000

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

Underwriters’ Deferred Commission

Under the Business Combination Marketing Agreement, the Company shall pay an additional fee (hereafter – the Deferred Commission) of 3.5% of the gross proceeds of the Public Offering (or $4,025,000) payable upon the Company’s completion of the initial Business Combination. The Deferred Commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes the Initial Business Combination.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 by level within the fair value hierarchy:

	Level	June 30, 2022	December 31, 2021
Assets:
Money market funds held in Trust Account	1	115,179,099	115,006,372
Liabilities:
Private Warrant Liability	3	28,804	160,341

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	June 30, 2022	December 31, 2021
Share price	$10.0	10.0
Strike price	$11.5	11.5
Volatility	50%	50%
Risk-free interest rate	3.00%	1.26%
Dividend yield	0.00%	0.00%

NOTE 7 – CAPITAL DEFICIENCY:

a.	Ordinary Shares

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

Pursuant to the initial Public Offering and the concurrent Private Placement that were each effected in two closings— on February 19, 2021 and March 3, 2021— the Company issued and sold an aggregate of 11,500,000 and 380,000 Class A ordinary shares as part of the Units sold in those respective transactions. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $115 million and $3.8 million in the Public Offering and

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – CAPITAL DEFICIENCY (continued):

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

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of June 30, 2022, the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – NET PROFIT (LOSS) PER SHARE:

The following table reflects the calculation of basic and diluted net profit (loss) per share (in dollars, except share amounts):

	Six months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
Net profit (loss)	$(202,966)	$(289,547)	$42,693	$(191,793)
Accretion to Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	(172,727)	-	(163,341)	-
Net loss including Accretion	$(375,693)	$(289,547)	$(120,648)	$(191,793)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss including Accretion	$(290,843)	$(207,447)	$(93,400)	$(148,477)
Accretion	172,727	-	163,341	-
	$(118,116)	$(207,447)	$69,941	$(148,477)

Denominator:
weighted average number of shares	11,500,000	8,205,556	11,500,000	11,500,000

Basic and diluted net profit (loss) per Class A ordinary share subject to possible redemption	$(0.01)	$(0.03)	$0.01	$(0.01)

Non-redeemable Class A and B ordinary shares:
Numerator:
Net loss including Accretion	$(84,850)	$(82,100)	$(27,248)	$(43,316)

Denominator:
weighted average number of shares	3,355,000	3,247,445	3,355,000	3,355,000

Basic and diluted net loss per non-redeemable Class A and B ordinary share	$(0.03)	$(0.03)	$(0.01)	$(0.01)

NOTE 9 – SUBSEQUENT EVENTS:

The Company evaluated subsequent events and transactions that occurred after the balance sheet date and through the issuance date of these financial statements. The Company did not identify any subsequent events that would have required any adjustments or disclosures in the financial statements.

Withdrawal of Promissory Note

On July 26, 2022 the Company withdrew an additional $350 thousand under the Sponsor Promissory note.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies, and, in June 2022, entered into a business combination agreement with a target company, as described in “Recent Developments” below. We intend to effectuate our initial business combination using (i) cash from the proceeds of our initial public offering and the private placements of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, and/or (iii) cash from one or more debt financings.

The issuance of additional ordinary shares in a business combination (whether by our company or by the target company that will serve as the new public company following a business combination):

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, our (or the new public company’s) ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of the officers and directors of the public company following the business combination;

●	may have the effect of delaying or preventing a change of control of the new public company by diluting the share ownership or voting rights of a person seeking to obtain control of it; and

●	may adversely affect prevailing market prices for the ordinary shares or warrants of the new public company following the business combination.

Similarly, if the new public company (following a business combination) issue(s) debt securities or otherwise incur(s) significant indebtedness in connection with the business combination transaction, that could result in:

●	default and foreclosure on the public company’s assets if its operating revenues after an initial business combination are insufficient to repay its debt obligations;

●	acceleration of the new public company’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the public company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is issued and outstanding;

●	the public company’s inability to pay dividends on its shares;

●	using a substantial portion of the public company’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the public company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on the public company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors that have less debt.

As indicated in the accompanying financial statements, at June 30, 2022 we had approximately $18 thousand of cash and cash equivalents and an accumulated deficit of approximately $1,154 thousand. Although we raised $115 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and an additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination or a related capital-raise will be successful.

Recent Developments

On June 9, 2022, we entered into a business combination agreement (the “Business Combination Agreement”), by and among our company, Holisto Ltd., a company organized under the laws of the State of Israel (“Holisto”), and Holisto MergerSub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holisto (“Merger Sub”). The transactions set forth in the Business Combination Agreement (the “Transactions”) will constitute a “Business Combination” as contemplated by our amended and restated memorandum and articles of association. The Business Combination Agreement and the Transactions contemplated thereby have been unanimously approved by the boards of directors of Moringa and Holisto, and by the shareholders of Holisto.

The following description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the Business Combination Agreement, a copy of which is included as Exhibit 2.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2022. Capitalized terms used in this Form 10-Q and not otherwise defined herein have the meanings assigned to them in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, at the closing (the “Closing”) of the Transactions contemplated thereunder, and following the Capital Restructuring (as each such term is defined and described below): (i) Merger Sub will merge with and into our company, with our company continuing as the surviving entity and a wholly-owned subsidiary of Holisto (the “Merger”); (ii) our units, to the extent not previously separated, will be separated into Class A ordinary shares and warrants; (iii) Class B ordinary shares will be converted into Moringa Class A Ordinary Shares; (iv) the Class A ordinary shares will be converted into ordinary shares of Holisto (“Holisto Ordinary Shares”) in accordance with the ratio described below; (v) each Moringa warrant will be converted into one Holisto warrant (on the same terms contained in the Moringa warrants, except that each Holisto warrant will represent the right to acquire Holisto ordinary shares in lieu of Moringa Class A ordinary shares); (vi) Moringa will become a wholly-owned subsidiary of Holisto; and (vii) Moringa, as a wholly-owned subsidiary of Holisto, will change its corporate name to Holisto Inc. and will amend and restate its amended and restated memorandum and articles of association so as to be appropriate for a private company.

The number of Holisto Ordinary Shares to be received in exchange for each Moringa Class A ordinary share in the Merger will depend on whether the share was issued to the public pursuant to the registration statement relating to Moringa’s initial public offering (a “Moringa Public Share”) or whether the share was issued other than as part of Holisto’s initial public offering:

(i)	each Moringa Class A ordinary share issued to our sponsor and the underwriters for our IPO, including Class A ordinary shares issued upon conversion of Class B ordinary shares, which represent all of Moringa’s ordinary shares that were not issued to the public in the IPO, will automatically be exchanged for one Holisto Ordinary Share; and

(ii)	each Moringa Public Share that is not redeemed for cash pursuant to our amended and restated memorandum and articles of association shall automatically become and be converted into the right to receive a number of Holisto Ordinary Shares that is equal to the lower of: (A) 1.6 or (B) the number yielded by the following calculations: (1) first, calculating the sum of (a) the Post-Redemption SPAC Share Number (as defined below) plus (b) 1,725,000 (which may be increased by mutual written consent of Moringa and Holisto), and (2) second, dividing the result of the immediately preceding sub-clause (1) by the Post-Redemption SPAC Share Number (the “Bonus Plan Adjustment”). The Post-Redemption SPAC Share Number is the aggregate number of Moringa Public Shares outstanding after giving effect to all redemptions of Moringa Public Shares. Under this formula, the more Moringa shares that are redeemed, the greater the number of Holisto Ordinary Shares that will be issued in respect of one Moringa Public Share. The maximum ratio will be 1.6 Holisto Ordinary Shares for each Moringa Public Share exchanged in the Merger, which is the ratio if 75% or more of Moringa Public Shares are redeemed, and the minimum ratio will be 1.15 Holisto Ordinary Shares for each Moringa Public Share exchanged in the Merger.

Prior to the Closing, but subject to the completion of the Closing, Holisto will effect a capital restructuring of its outstanding equity securities (the “Capital Restructuring”) so that the only class of outstanding equity of Holisto will be Holisto Ordinary Shares (along with certain options and warrants to be rolled over in connection with the Transactions). To effect the Capital Restructuring, (i) warrants to purchase Holisto Ordinary Shares, Ordinary A Shares and Preferred Shares (with certain exceptions) will be automatically exercised in accordance with their terms; (ii) each existing Simple Agreement for Future Equity (“SAFE”) that is outstanding for Holisto securities as of the date of the Business Combination Agreement (excluding any New SAFE Agreement, for a total of $4.75 million) will be converted automatically into Holisto Ordinary Shares in accordance with the terms of the SAFE agreements; (iii) the preferred shares and ordinary A shares of Holisto (including preferred shares and ordinary A shares issuable upon exercise of warrants that are exercised as part of the Capital Restructuring) will be converted into Holisto Ordinary Shares in accordance with their terms with the result that only Holisto Ordinary Shares will be outstanding. Holisto will then effect a share split, to become effective immediately prior to the Closing, and subject to the effectiveness of the Merger, pursuant to which each Holisto Ordinary Share outstanding as of immediately prior to the effective time of the Merger (but after the exercises and conversions described above, and excluding and prior to the issuance of any shares pursuant to a New SAFE Agreement) will be converted into the number of Holisto Ordinary Shares computed by (A) multiplying each such Holisto Ordinary Share by (B) the conversion ratio described below (the “Conversion Ratio”); and (iv) with respect to outstanding options and warrants to purchase Holisto Ordinary Shares that are not exercised as part of the Capital Restructuring, the number of Holisto Ordinary Shares issuable upon exercise of those securities, as well as the exercise price of those securities, will be adjusted in accordance with the Conversion Ratio. The Conversion Ratio is based on a Holisto valuation of $400 million plus the amount actually invested pursuant to the New SAFE Agreements, and a share price of $10.00 per Holisto Ordinary Share. The Business Combination Agreement does not provide for any purchase price adjustments to the Conversion Ratio as part of the pre-Closing Capital Restructuring.

Contemporaneously with the execution of the Business Combination Agreement, Holisto, Moringa and an institutional investor (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Holisto agreed to issue to the Investor and the Investor agreed to purchase from Holisto contemporaneously with the closing under the Business Combination Agreement, on and subject to the terms and conditions of the Securities Purchase Agreement, for a total consideration of $30 million, Holisto’s secured senior convertible note in a principal amount of $30 million, which is due two years from the date of issuance (the “Investor Note”), and a warrant to purchase an aggregate of 1,363,636 Holisto Ordinary Shares (the “Financing Warrant”) at an exercise price of $11.50. The Securities Purchase Agreement, Investor Note, Financing Warrant and the related transaction documents, are described in our Current Report on Form 8-K, filed with the SEC on June 13, 2022 and each is attached as an exhibit thereto.

The consummation of the proposed Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

Unless specifically stated, this Form 10-Q does not give effect to the proposed Business Combination and does not contain a description of the risks associated with the Business Combination. Such risks and effects relating to the proposed Business Combination will be described in a registration statement on Form F-4 to be filed by Holisto. The registration statement on Form F-4 will also contain a description of the business, operations, financial condition, management, governance, capitalization and other materials terms of the combined company following the Business Combination as well as information on the redemption process and the shareholders’ meeting to approve the Transactions.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2021 date of our audited financial statements contained in our 2021 Annual Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

For the three months and six months ended June 30, 2022, we had net profit of $42.7 thousand and net loss of $203.0 thousand respectively, which were attributable to the following factors:

(i)	for the three months ended June 30, 2022, gain of (x) $36.4 thousand due to the change in fair value of our private placement warrants, and (y) $163.3 thousand attributable to interest earned on investments held in our trust account (held for the benefit of the public holders of our Class A ordinary shares), offset, in part, by $157 thousand of administrative operating expenses; and

(ii)	for the six months ended June 30, 2021, $507.2 thousand of administrative operating expenses, offset, in part, by (1) gain of $131.5 thousand due to the change in fair value of our private placement warrants, and (2) $172.7 thousand of interest earned on investments held in our trust account (held for the benefit of the public holders of our Class A ordinary shares).

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans.

In early 2021, prior to the completion of our IPO, our liquidity needs were satisfied from the availability of up to $300,000 in loans from our sponsor under an unsecured promissory note, under which we had initially borrowed $150,000 prior to December 31, 2020 and an additional $20,000 in February 2021. The total $170,000 balance owed under the note was repaid in March 2021 following the closings of our initial public offering.

At the time of our IPO in February and March 2021, we raised $116,200,000 of net proceeds from (i) the sale of units to the public in the offering, after deducting offering expenses of approximately $300,000 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000) that have been or will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial business combination transaction, and (ii) the sale of private units for a purchase price of $3,800,000 in the aggregate. Of that $116,200,000 amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account. As of June 30, 2022, we had approximately $115.2 million of investments held in that trust account, all of which was invested in Goldman Sachs money market funds.

We intend to use substantially all of the investments held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable, and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), to fund our post- business combination company. We may withdraw from the trust interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination (which will not be the case in the prospective Business Combination with Holisto), or if we are acquired as part of our initial business combination (as is the case in the prospective Business Combination with Holisto), the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Subsequent to our initial public offering, our working capital needs were initially satisfied primarily by the $1.2 million available to us initially outside our trust account. Subsequently, in August 2021, our sponsor agreed to make available to us up to $1,000,000, which is evidenced by a promissory note that we issued to our sponsor, and which is repayable upon the earlier of February 19, 2023 (the 24-month, liquidation deadline for our company) or our consummation of our initial business combination. Of the amounts available under that promissory note, we borrowed $300,000 in December 2021, an additional $300,000 in January 2022, $50,000 more in June 2022 and the remaining $350,000 that was available in July 2022. No amounts remain available to us under that note as of the current time.

As of June 30, 2022, we had $18 thousand of cash deposited in our bank account held outside of the trust account. We intend to use those funds and any additional funding that we receive and that we hold outside of the trust account primarily towards activities related to the Business Combination (or any other business combination). Those activities include identifying and evaluating target businesses, performing business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review of corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a business combination, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use these funds for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

We may also use a portion of the funds outside of the trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses. The Business Combination Agreement with Holisto has such a mutual “no-shop” provision, but no specific amounts are payable due to a breach by either side of that provision.

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

We believe that we will need to obtain additional funds in order to satisfy our liquidity needs in our pursuit of an initial business combination, as we have exhausted all remaining available amounts under the foregoing $1,000,000 promissory note. Our actual working capital needs will depend on when our business combination is consummated.

We cannot assure you that we will be able to successfully consummate the Business Combination or any other initial business combination.

It is likely that we will be obligated to redeem a significant number of our public shares upon completion of our initial business combination, which will reduce the funds from the trust that become available to the surviving company of the business combination. In that case, Holisto (or any other company with which we combine) will likely need to issue additional securities or incur debt in connection with the business combination. Subject to compliance with applicable securities laws, the surviving public company would only complete such financing simultaneously with the completion of our business combination. In addition, following our initial business combination, if cash on hand is insufficient, the new public company surviving from the business combination may need to obtain additional financing in order to meet its obligations.

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

Cash used in operating activities

For the six months ended June 30, 2022, net cash used in operating activities was $138,414. That cash use reflected our net loss of $202,966 for the period, as adjusted to reflect the following matters:

●	increases in cash use due to cash expenditures that were not included in our net loss, including a reduction of $162,500 of cash provided by prepaid expenses and a $50,000 increase in liability to a related party; and

●	reductions to our net loss in order to eliminate non-cash expenses, including $131,537 attributable to the change in fair value of our private placement warrants, and $26,411 attributable to a decrease in accounts payable.

Cash provided by financing activities

For the six months ended June 30, 2022, net cash provided by financing activities was $350,000, reflecting funds that we borrowed from our sponsor under the promissory note that we had issued to our sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We engaged EarlyBirdCapital as an advisor in connection with our initial business combination to assist in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing the surviving public company’s securities in connection with our initial business combination, assist in obtaining shareholder approval for the business combination and assist with press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable).

Critical Accounting Estimates

Private Warrant Liability

Please refer to Note 6 - Fair Value Measurements to our condensed financial statements included in Item 1 for the method and level 3 inputs used for the measurement of the Private Warrant Liability.

No sensitivity analysis was provided, as the range of reasonably possible inputs would not have a material impact on our condensed financial statements taken as a whole.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. We are diligently working to improve our internal control over financial reporting and to thereby remedy this material weakness.

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

Our completion of our proposed business combination, and Holisto, which we endeavor to consummate a business combination with, may be materially adversely affected by unfavorable macro-economic trends triggered by the coronavirus (COVID-19) pandemic or by the ongoing invasion of the Ukraine by Russia.

Certain global macro-economic trends that were triggered, in large part, by the COVID-19 pandemic and the world’s reaction to it, have been adversely impacting the global economic environment in the post-pandemic period. Supply chain delays, initially caused by closures during the pandemic, and rising shipping costs, which have been exacerbated by the ongoing Russian invasion of the Ukraine, have contributed towards inflationary pressures on many goods and commodities globally. The infusion of money into circulation as part of a “loose” monetary policy to encourage consumer spending, along with historically low interest rates for an extended period of time, which were designed to ease economic conditions during the pandemic, further triggered upwards pressure on prices of goods and services. The high rates of inflation globally have caused governments and central banks to act to curb inflation, including by raising interest rates, which may potentially stifle economic activity and cause a recession, whether in individual countries or regions, or globally.

These deteriorating economic conditions may adversely impact our access to financing for the combined company upon the consummation of our proposed Business Combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions triggered by the COVID-19 pandemic, Russia’s invasion of the Ukraine, or other matters of global concern continue for a further extensive period of time, our ability to consummate our proposed Business Combination, or the operations of Holisto, with which we endeavor to consummate the Business Combination, may be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 16, 2021, the Registration Statement on Form S-1 (File No. 333-252615) relating to our IPO was declared effective by the SEC. For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources” of this Form 10-Q. The use of net proceeds from our IPO described herein does not reflect a material change in the expected use of such proceeds as described in our final prospectus for the IPO.

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

MORINGA ACQUISITION CORP

Date: August 15, 2022	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 15, 2022	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)