Form 10-Q
period 2022-09-30
Moringa Acquisition Corp
filed 2022-11-14
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 11,980,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

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

AS OF SEPTEMBER 30, 2022 AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2022 AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

		September 30	December 31
	Note	2022	2021
		U.S. Dollars
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents		202,333	38,944
Investments held in Trust Account		115,699,122	115,006,372
Prepaid expenses		125,103	368,853
TOTAL ASSETS		116,026,558	115,414,169

Liabilities and shares subject to possible redemption net of capital deficiency
CURRENT LIABILITIES:
Accrued expenses		2,446	38,576
Related party	4	1,010,000	310,000
Private warrant liability		19,247	160,341
TOTAL LIABILITIES		1,031,693	508,917

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 11,500,000 shares at redemption value $10.06 and $10.00 as of September 30, 2022 and December 31, 2021, respectively		115,699,122	115,000,000

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized 480,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021;		48	48
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of September 30, 2022 and December 31, 2021;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 and December 31, 2021.		-	-
Additional paid-in capital		156,872	855,994
Accumulated deficit		(861,465)	(951,078)
TOTAL CAPITAL DEFICIENCY		(704,257)	(94,748)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		116,026,558	115,414,169

The accompanying notes are an integral part of these condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
	U.S. Dollars		U.S. Dollars
	Except share data		Except share data

INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT	692,750	4,191	520,023	1,767
GENERAL AND ADMINISTRATIVE	(744,231)	(510,537)	(237,001)	(222,822)

CHANGE IN FAIR VALUE OF PRIVATE WARRANT LIABILITY	141,094	(7,106)	9,557	(2,850)
NET PROFIT (LOSS) FOR THE PERIOD	89,613	(513,452)	292,579	(223,905)

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	11,500,000	9,303,704	11,500,000	11,500,000
BASIC AND DILUTED NET PROFIT (LOSS) PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION	$0.02	$(0.04)	$0.03	$(0.02)

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	3,355,000	3,443,296	3,355,000	3,355,000
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE	$(0.04)	$(0.04)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT December 31, 2020	100,000	10	2,875,000	288	25,572	(195,860)	(169,990)
CHANGES DURING THE THREE MONTHS ENDED March 31, 2021:
Issuance of Class B Ordinary Shares to the Sponsor	380,000	38			3,380,610		3,380,648
Accretion for public Class A ordinary shares to redemption amount					(2,550,188)		(2,550,188)
Net loss for the period						(97,754)	(97,754)
BALANCE AT March 31, 2021	480,000	48	2,875,000	288	855,994	(293,614)	562,716
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2021:
Net loss for the period						(191,793)	(191,793)
BALANCE AT June 30, 2021	480,000	48	2,875,000	288	855,994	(485,407)	370,923
CHANGES DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2021:
Net loss for the period						(223,905)	(223,905)
BALANCE AT September 30, 2021	480,000	48	2,875,000	288	855,994	(709,312)	147,018

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT December 31, 2021	480,000	48	2,875,000	288	855,994	(951,078)	(94,748)
CHANGES DURING THE THREE MONTHS ENDED March 31, 2022:
Net loss for the period						(245,659)	(245,659)
BALANCE AT March 31, 2021	480,000	48	2,875,000	288	855,994	(1,196,737)	(340,407)
CHANGES DURING THE THREE MONTHS ENDED JUNE 30, 2022:
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of June 30, 2022					(179,099)		(179,099)
Net profit for the period						42,693	42,693
BALANCE AT June 30, 2022	480,000	48	2,875,000	288	676,895	(1,154,044)	(476,813)
CHANGES DURING THE THREE MONTHS ENDED SEPTEMBER 30, 2022:
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of September 30, 2022					(520,023)		(520,023)
Net profit for the period						292,579	292,579
BALANCE AT September 30, 2022	480,000	48	2,875,000	288	156,872	(861,465)	(704,257)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,	Nine months ended September 30,
	2022	2021
	U.S. Dollars
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) for the period	89,613	(513,452)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Changes in the fair value of the private warrant liability	(141,094)	7,106
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	243,750	(450,103)
Decrease in related party	-	(110,000)
Increase (decrease) in accrued expenses	(36,130)	32,676
Net cash provided by (used in) operating activities	156,139	(1,033,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Public Units	-	115,000,000
Payment of underwriting commissions and offering expenses	-	(2,549,159)
Sale of Private Units, refer to note 3	-	3,800,000
Proceeds from a promissory note – related party	700,000	20,000
Repayment of promissory note – related party	-	(169,990)
Net cash provided by financing activities	700,000	116,100,851

INCREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	856,139	115,067,078
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF THE PERIOD	115,045,316	51,701
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF THE PERIOD	115,901,455	115,118,779

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	202,333	114,588
Investments held in trust account	115,699,122	115,004,191
Total cash, cash equivalents and investments held in trust account	115,901,455	115,118,779

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Deferred offering costs	-	77,699

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

All activity for the nine months ended September 30, 2022, relates to the Company’s search for a target company, as well as attempts to consummate the Proposed Business Combination, as detailed in Note 1(f).

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

The proceeds held in the Trust Account are invested in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00.

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

As of September 30, 2022, the Company had approximately $202 thousand of cash and an accumulated deficit of $861 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its current endeavors to consummate the Proposed Business Combination, as detailed in Note 1(f), or a different Initial Business Combination, if the former does not occur.

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

As of September 30, 2022, the Company held its cash and cash equivalents in an SVB bank account, and its Investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level I investments within the fair value hierarchy under ASC 820.

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net profit (loss) per share is computed by dividing net profit (loss) by the weighted average number of shares outstanding during the period. The Company applies the two-class method in calculating net profit (loss) per each class of shares: the non-redeemable shares, which include the Private Class A Ordinary Shares, as defined in Note 7, and the Class B ordinary shares (hereafter and collectively – Non-Redeemable class A and B ordinary shares; and the Class A ordinary shares subject to possible redemption.

In order to determine the net profit (loss) attributable to each class, the Company first considered the total profit (loss) allocable to both sets of shares. This is calculated using the total net profit (loss) less any Interest Earned on Investments Held in Trust Account. Then, the Interest Earned on Investments Held in Trust Account for the period (being the accretion to redemption value of the Class A ordinary shares subject to possible redemption) is fully allocated to the Class A ordinary shares subject to redemption.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

For each of the three and nine months ended September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase an aggregate of 5,940,000 warrants in the calculation of diluted net profit (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net profit (loss) per share is the same as basic net profit (loss) per share for each of the periods presented, and for each class.

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

The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. Refer to Note 6 for information regarding the model used to estimate the faie value of the Private Warrants (as defined in Note 3).

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

During the nine months ended September 30, 2022 the Company borrowed an additional $700 thousand from the promissory note given by the Sponsor.

b.	Administrative Services Agreement

On December 16, 2020, the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the initial Public Offering and will continue until the earlier of (i) the consummation of the Company’s initial Business Combination, or (ii) the Company’s liquidation. As of September 30, 2022 the Company accrued for approximately $10 thousand with regards to this agreement, recorded under the Related Party balance.

The composition of the Related Party balance as of September 30, 2022 and December 31, 2021 is as follows:

	September 30, 2022	December 31, 2021
	In U.S. dollars
Promissory note	1,000,000	300,000
Accrual for Administrative Services Agreement	10,000	10,000
	1,010,000	310,000

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 by level within the fair value hierarchy:

	Level	September 30, 2022	December 31, 2021
Assets:
Money market funds held in Trust Account	1	115,699,122	115,006,372
Liabilities:
Private Warrant Liability	3	19,247	160,341

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	September 30, 2022	December 31, 2021
Share price	$10.0	10.0
Strike price	$11.5	11.5
Volatility	50%	50%
Risk-free interest rate	4.04%	1.26%
Dividend yield	0.00%	0.00%

NOTE 7 – CAPITAL DEFICIENCY:

a.	Ordinary Shares

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

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of September 30, 2022, the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – NET PROFIT (LOSS) PER SHARE:

The following table reflects the calculation of basic and diluted net profit (loss) per share (in dollars, except share amounts):

	Nine months ended September 30,		Three months ended September 30,
	2022	2021	2022	2021
Net profit (loss) for the period	$89,613	$(513,452)	$292,579	$(223,905)
Accretion to Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	(692,750)	-	(520,023)	-
Net loss including Accretion	$(603,137)	$(513,452)	$(227,444)	$(223,905)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss including Accretion	$(466,919)	$(379,751)	$(176,076)	$(173,336)
Accretion	692,750	-	520,023	-
	$225,831	$(379,751)	$343,947	$(173,336)

Denominator:
weighted average number of shares	11,500,000	9,303,704	11,500,000	11,500,000

Basic and diluted net profit (loss) per Class A ordinary share subject to possible redemption	$0.02	$(0.04)	$0.03	$(0.02)

Non-redeemable Class A and B ordinary shares:
Numerator:
Net loss including Accretion	$(136,218)	$(133,701)	$(51,368)	$(50,569)

Denominator:
weighted average number of shares	3,355,000	3,443,296	3,355,000	3,355,000

Basic and diluted net loss per non-redeemable Class A and B ordinary share	$(0.04)	$(0.04)	$(0.02)	$(0.02)

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies, and, in June 2022, entered into a business combination agreement with Holisto Ltd., as described in “Recent Developments” below. We intend to effectuate our prospective initial business combination using (i) cash from the proceeds of our initial public offering and the private placements of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, and/or (iii) cash from one or more debt financings.

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

As indicated in the accompanying financial statements, at September 30, 2022 we had approximately $202 thousand of cash and cash equivalents and an accumulated deficit of approximately $861 thousand. Although we raised $115 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and an additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our prospective initial business combination or a related capital-raise will be successful.

Recent Developments

On June 9, 2022, we entered into a business combination agreement (the “Business Combination Agreement”), by and among our company, Holisto Ltd., a company organized under the laws of the State of Israel (“Holisto”), and Holisto MergerSub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holisto (“Merger Sub”). The prospective transactions set forth in the Business Combination Agreement (the “Transactions”) will constitute a “Business Combination” as contemplated by our amended and restated memorandum and articles of association. The Business Combination Agreement and the Transactions contemplated thereby have been unanimously approved by the boards of directors of Moringa and Holisto, and by the shareholders of Holisto.

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

Pursuant to the Business Combination Agreement, at the closing (the “Closing”) of the prospective Transactions contemplated thereunder, and following the Capital Restructuring (as each such term is defined and described below): (i) Merger Sub will merge with and into our company, with our company continuing as the surviving entity and a wholly-owned subsidiary of Holisto (the “Merger”); (ii) our units, to the extent not previously separated, will be separated into Class A ordinary shares and warrants; (iii) Class B ordinary shares will be converted into Moringa Class A Ordinary Shares; (iv) the Class A ordinary shares will be converted into ordinary shares of Holisto (“Holisto Ordinary Shares”) in accordance with the ratio described below; (v) each Moringa warrant will be converted into one Holisto warrant (on the same terms contained in the Moringa warrants, except that each Holisto warrant will represent the right to acquire Holisto ordinary shares in lieu of Moringa Class A ordinary shares); (vi) Moringa will become a wholly-owned subsidiary of Holisto; and (vii) Moringa, as a wholly-owned subsidiary of Holisto, will change its corporate name to Holisto Inc. and will amend and restate its amended and restated memorandum and articles of association so as to be appropriate for a private company.

The number of Holisto Ordinary Shares to be received in exchange for each Moringa Class A ordinary share in the prospective Merger will depend on whether the share was issued to the public pursuant to the registration statement relating to Moringa’s initial public offering (a “Moringa Public Share”) or whether the share was issued other than as part of Holisto’s initial public offering:

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

Contemporaneously with the execution of the Business Combination Agreement, Holisto, Moringa and an institutional investor (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Holisto agreed to issue to the Investor and the Investor agreed to purchase from Holisto contemporaneously with the prospective Closing under the Business Combination Agreement, on and subject to the terms and conditions of the Securities Purchase Agreement, for a total consideration of $30 million, Holisto’s secured senior convertible note in a principal amount of $30 million, which was to be due two years from the date of issuance (the “Investor Note”), and a warrant to purchase an aggregate of 1,363,636 Holisto Ordinary Shares (the “Financing Warrant”) at an exercise price of $11.50. The Securities Purchase Agreement was terminated as of September 5, 2022 pursuant to Holisto’s termination right, with no liability on the part of any party, other than Holisto’s obligation to reimburse the Investor in an agreed amount of $305,000 for its legal counsel’s fees, of which $50,000 was paid. The Securities Purchase Agreement, and the termination thereof are described in our Current Reports on Form 8-K, filed with the SEC on June 13, 2022 and September 6, 2022, respectively.

The consummation of the prospective Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

Unless specifically stated, this Form 10-Q does not give effect to the prospective Business Combination and does not contain a description of the risks associated with the prospective Business Combination. Such risks and effects relating to the prospective Business Combination are described in a registration statement on Form F-4, filed by Holisto with the SEC on September 7, 2022. The registration statement on Form F-4 also contains a description of the business, operations, financial condition, management, governance, capitalization and other materials terms related to the combined company following the Business Combination, as well as information regarding the redemption process and the shareholders’ meeting of Moringa at which the Transactions will be brought for approval.

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

For the three months and nine months ended September 30, 2022, we had net profit of $292.5 thousand and $89.6 thousand respectively, which were attributable to the following factors:

(i)	for the three months ended September 30, 2022, gain of (x) $9.6 thousand due to the change in fair value of our private placement warrants, and (y) $520.0 thousand attributable to interest earned on investments held in our trust account (held for the benefit of the public holders of our Class A ordinary shares), offset, in part, by $237.0 thousand of administrative operating expenses; and

(ii)	for the nine months ended September 30, 2021, gain of (a) $141.1 thousand due to the change in fair value of our private placement warrants, and (b) $692.7 thousand attributable to interest earned on investments held in our trust account (held for the benefit of the public holders of our Class A ordinary shares), offset, in part, by $744.2 thousand of administrative operating expenses.

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

We intend to use substantially all of the investments held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable, and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), to fund our post- business combination company. We may withdraw from the trust interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent we are acquired as part of our initial business combination (as is the case in the prospective Business Combination with Holisto), the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2022, we had $202 thousand of cash deposited in our bank account held outside of the trust account. We intend to use those funds and any additional funding that we receive and that we hold outside of the trust account primarily towards activities related to our prospective Business Combination (or any other business combination). Those activities include, in primary part, structuring, negotiating and completing a business combination, securing financing (including commitment fees) for the post-business combination company, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use those funds outside of the trust account for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

In order to fund working capital deficiencies or finance transaction costs in connection with the prospective Business Combination or any other initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans (including the $1,000,000 of loans committed to by our sponsor under the August 2021 promissory note) may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We believe that we will need to obtain additional funds in order to satisfy our liquidity needs in our pursuit of an initial business combination, as we have exhausted all remaining available amounts under the foregoing $1,000,000 promissory note. Our actual working capital needs will depend on when our business combination is consummated.

We cannot assure you that we will be able to successfully consummate the prospective Business Combination or any other initial business combination.

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

Cash provided by operating activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $156.1 thousand. That cash provided by operating activities reflected our net profit of $89.6 thousand for the period, as adjusted to reflect the following matters:

●	an increase in cash due to a decrease by $243,750 in prepaid expenses that were not included in our net profit, as offset, in part, by a decrease in cash due to a $36.1 thousand decrease in accrued expenses that were not included in our net profit; and

●	a decrease in cash in order to eliminate a non-cash gain of $141.1 thousand attributable to the change in fair value of our private placement warrants that was included in our net profit.

Cash provided by financing activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $700,000, reflecting funds that we borrowed from our sponsor under the promissory note that we had issued to our sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. We are diligently working to improve our internal control over financial reporting and to thereby remedy this material weakness.

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

Our completion of our proposed business combination, and Holisto, which we endeavor to consummate a business combination with, may be materially adversely affected by current unfavorable macro-economic trends.

Certain global macro-economic trends that developed in the aftermath of the COVID-19 pandemic have been adversely impacting the global economic environment. Supply chain delays, initially caused by closures during the pandemic, and rising shipping costs, which have been exacerbated by the ongoing Russian invasion of the Ukraine, have contributed towards inflationary pressures on many goods and commodities globally. The infusion of money into circulation as part of a “loose” monetary policy during the pandemic to encourage consumer spending, along with historically low interest rates for an extended period of time, which were designed to ease economic conditions, further triggered upwards pressure on prices of goods and services. The high rates of inflation globally have caused governments and central banks to act to curb inflation, including by raising interest rates, which has been inhibiting economic activity and access to capital markets, and may cause a recession, whether in individual countries or regions, or globally.

These deteriorating economic conditions may adversely impact our access to financing for the combined company upon the consummation of our proposed Business Combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions continue for a further extensive period of time, our ability to consummate our proposed Business Combination, or the operations of Holisto, with which we endeavor to consummate the Business Combination, may be materially adversely affected.

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

MORINGA ACQUISITION CORP

Date: November 14, 2022	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2022	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)