Form 10-K
period 2022-12-31
Moringa Acquisition Corp
filed 2023-03-31
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2022 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $112,930,000 based upon the closing price of the Class A ordinary shares on that date, which was $9.82.

As of March 31, 2023, 3,069,567 Class A ordinary shares, par value $0.0001 per share (consisting of 2,589,567 public shares, 380,000 private shares and 100,000 representative shares), and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

MORINGA ACQUISITION CORP. ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we”, “us”, “our”, “the company”, “our company” or “Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our Amended and restated memorandum and articles of association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Extension” are to the extension of the deadline for our completion of an initial business combination from February 19, 2023 to August 19, 2023, which our shareholders approved at the Extension Meeting.

●	“Extension Date” are to August 19, 2023.

●	“Extension Meeting” are to the extraordinary general meeting in lieu of 2022 annual general meeting of our company that we held on February 9, 2023 at which, among other approvals, the Extension was approved.

●	“founders shares” are to our 2,875,000 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the founders shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“Holisto” are to Holisto Ltd., an Israeli company with which we have entered into the Holisto Business Combination Agreement.

●	“Holisto Business Combination” means the potential business combination with Holisto that is contemplated under the Holisto Business Combination Agreement.

●	“Holisto Business Combination Agreement” are to the Business Combination Agreement, dated June 9, 2022, by and among our company, Holisto, and Merger Sub, as amended by Amendments. No. 1 and No. 2 thereto.

●	“Holisto Registration Statement” are to the registration statement on Form F-4 (SEC File No. 333-267305) filed by Holisto in respect of the Holisto Business Combination, as amended by Amendments No. 1 and No. 2 thereto, filed on December 29, 2022 and February 7, 2023, respectively.

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Moringa Sponsor US L.P., a Delaware limited partnership, and other holders (if any) of our founders shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on February 16, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“Merger Sub” are to Holisto MergerSub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holisto.

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“representative shares” are to the 100,000 Class A ordinary shares that we issued to EarlyBirdCapital (and/or its designees) in a private placement prior to our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission.

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“trust account” are to the U.S.-based trust accounts at Goldman Sachs & Co. and at JP Morgan Chase, which are maintained by Continental Stock Transfer & Trust Company acting as trustee, into which total amounts of $100,000,000 and $15,000,000 from the proceeds from the IPO and the concurrent private placement were deposited upon the two closings of the IPO, in February and March 2021.

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete the Holisto Business Combination, including the satisfaction of the closing conditions to the Holisto Business Combination Agreement and the timing of the completion of such business combination;

●	our expectations with respect to future performance and anticipated financial impacts of the Holisto Business Combination;

●

the occurrence of any event, change or other circumstance that could give rise to the termination of the Holisto Business Combination Agreement or could otherwise cause the transactions contemplated therein to fail to close;

●	our potential ability to obtain additional financing to complete the Holisto Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our pool of prospective target, high-tech businesses in Israel;

●	risks associated with acquiring a technology-oriented business in Israel;

●	our public securities’ liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of, Business Combination Transaction

●	In light of the substantial redemptions of public shares in connection with the Extension Meeting, if our public shareholders redeem a significant number of additional public shares for cash from the trust account prior to the Holisto Business Combination, that may adversely impact the ability of the combined company to qualify for initial listing on the Nasdaq Stock Market and, consequently, the ability of the parties to successfully complete the Holisto Business Combination.

●	We may not be able to complete the Holisto Business Combination (or any other initial business combination) within the prescribed time frame, in which case public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	The combined company following the Holisto Business Combination (or any other initial business combination that we complete) may issue notes or other debt securities, or otherwise incur substantial debt, as part of the completion of a business combination, which may adversely affect the combined company’s leverage and financial condition.

●	Third parties may bring claims against us and, as a result, the proceeds held in the trust account could be reduced and the per share liquidation price received by our shareholders could be less than $10.00 per share.

●	The completion of the proposed Holisto Business Combination, and Holisto’s operations generally, may be materially adversely affected by current unfavorable macro-economic trends.

●	If the funds not being held in the trust account are insufficient to allow us to operate at least until the new deadline following the Extension, that could limit our ability to consummate the Holisto Business Combination or any other initial business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
●	We will likely only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which lack of diversification may negatively impact our operations and profitability post-business combination.

v

Risks Relating to the Post-Business Combination Company

●	Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges.

●	We may have limited ability to assess the management of Holisto or any other prospective target business.

Risks Relating to our Management Team

●	We are totally dependent upon the efforts of our key personnel, including personnel who are a part of the combined company following our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with Holisto or a different target business in connection with a particular business combination, which may cause them to have conflicts of interest in determining whether a particular business combination is advantageous.

●	Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether Holisto or any other particular business combination target is appropriate.

Risks Relating to our Securities

●	We may not remain qualified for continued listing on the Nasdaq Stock Market for the period until completion of the Holisto Business Combination or any other initial business combination, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	An investment in our company may result in uncertain or adverse U.S. federal income tax consequences.

●	The combined company from the Holisto Business Combination or another business combination may issue additional Class A ordinary shares or preferred shares to complete that business combination or under an employee incentive plan after completion of the business combination, thereby diluting you.

●	Our private placement warrants are accounted for as liabilities and the changes in value of those warrants could have a material effect on our financial results.

PART I

Item 1. Business.

General

We are a blank check company formed on September 24, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies. As described below, since the signing of the Holisto Business Combination Agreement in June 2022, we have been focusing exclusively on pursuing the Holisto Business Combination and related matters.

Recent Developments

Entry into Holisto Business Combination Agreement

On June 9, 2022, we entered into the Holisto Business Combination Agreement. The transactions set forth in the Holisto Business Combination Agreement will constitute a “Business Combination” as contemplated by our amended and restated memorandum and articles of association. Holisto is an Israeli company and a tech-powered online travel agency, which aims to make hotel booking affordable and personalized for consumers. The Holisto Business Combination Agreement and the transactions contemplated thereby have been unanimously approved by the boards of directors of Moringa and Holisto, and by the shareholders of Holisto.

The current terms of the Holisto Business Combination Agreement, as amended by Amendments No. 1 and No. 2 thereto, are described under “Item 1. Business— Holisto Business Combination Agreement” in this Annual Report.

Extension of Date to Consummate a Business Combination and Sponsor Contribution

On January 5, 2023 and in the period thereafter, we filed with the SEC and distributed to our shareholders a definitive proxy statement in which we notified our shareholders that we would be holding the Extension Meeting for the purpose of considering and voting on, among other proposals: (i) a proposal to approve, by way of special resolution, an amendment to our amended and restated memorandum and articles of association to provide for the Extension—i.e., to extend by six months, from February 19, 2023 to August 19, 2023 (or such earlier date as may be determined by our board of directors in its sole discretion), the deadline by which we would need to consummate an initial business combination (the “Articles Extension Proposal”), (ii) a proposal to amend the Investment Management Trust Agreement, dated as of February 19, 2021, to which we are party with Continental Stock Transfer & Trust Company, to extend the term of that agreement for a corresponding period of six months to reflect the Extension under our amended and restated memorandum and articles of association (the “Trust Extension Proposal”), and (iii) a proposal to approve, by way of ordinary resolution of the holders of the Class B ordinary shares, the re-appointment of each of Ilan Levin, Craig Marshak, Ruth Alon, Michael Basch, and Eric Brachfeld as directors serving on our board of directors until the second succeeding annual general meeting of our company and until their successors are elected and qualified (the “Director Election Proposal”). Each such proposal was described in more detail in the definitive proxy statement related to the Extension Meeting, which we filed with the SEC on January 5, 2023, and which is incorporated by reference herein.

On January 26, 2023, we announced that if the Articles Extension Proposal and the Trust Extension Proposal were to be approved at the Extraordinary Meeting and the Extension implemented, our sponsor or its designees would deposit into the trust account as a loan (a “Contribution”, and the sponsor or its designee making such Contribution, a “Contributor”) on February 19, 2023, and on the 19th day of each subsequent calendar month until the Extension Date, or such earlier date on which our board of directors determines to liquidate the Company or an initial business combination is completed, the lesser of (x) $80,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date (each date on which a Contribution is to be deposited into the trust account, a “Contribution Date”). If we consummate an initial business combination or have announced our intention to commence winding up prior to any Contribution Date, the Contributor’s obligation to make Contributions will terminate.

On February 9, 2023, after an adjournment of two days following the originally-designated date for the Extension Meeting, we reconvened the Extension Meeting and our shareholders approved each of the Articles Extension Proposal, Trust Extension Proposal and Director Election Proposal.

Upon approval of the Extension, and based on the sponsor’s commitment to make the Contributions, we issued to the sponsor a non-interest bearing, unsecured promissory note in a principal amount of up to $480,000, representing the maximum potential amount of all Contributions. The note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. We have not requested that the sponsor reserve for, nor have we independently verified whether the sponsor will have sufficient funds to satisfy, any Contributions. If a Contributor fails to make a Contribution by an applicable Contribution Date, we will liquidate and dissolve as soon as practicable after such date and in accordance with our amended and restated memorandum and articles of association. If we do not consummate an initial business combination by the Extension Date, the promissory note will be repaid only from funds held outside of the trust account or will be forfeited.

In connection with the Extension Meeting, 8,910,433 Class A Ordinary Shares were redeemed, leaving 3,069,567 Class A Ordinary Shares— of which 2,589,567 are public shares— outstanding. As such, approximately 77.5% of the public shares were redeemed and approximately 22.5% of the public shares remain outstanding. After the satisfaction of such redemptions, the balance in our trust account was approximately $26.4 million (prior to any Contributions by the sponsor).

Amendments to Holisto Business Combination Agreement

On August 17, 2022 and January 1, 2023, we, Holisto and Holisto MergerSub, Inc. entered into Amendments No. 1 and No. 2, respectively, to the Holisto Business Combination Agreement.

Following these amendments, the Holisto Business Combination Agreement contains the following amended terms (which differ from the corresponding terms under the original agreement):

(1)	in the event that Holisto executes a financing transaction before the closing of the Holisto Business Combination, any equity securities of Holisto issued or issuable pursuant to such financing transactions will not reduce our security holders’ share of the combined company upon consummation of the Holisto Business Combination;

(2)	there are no longer any restrictions on either party soliciting any alternative offers for transactions with third parties;

(3)	if Holisto seeks financing alternatives and solicits other potential transactions as alternatives to the Holisto Business Combination, it must provide us at least 24 hours prior written notice before entering into any such financing or alternative transaction, and before making a related public filing; and

(4)	there is no closing condition for Holisto to have net tangible assets of at least $5,000,001 upon the completion of the Holisto Business Combination; instead, Holisto will need to be approved for listing on Nasdaq and to be in compliance with any set of Nasdaq Stock Market listing requirements immediately following the closing.

Under Section 7.1 of the Holisto Business Combination Agreement, as amended, either Moringa or Holisto may terminate the Agreement upon written notice to the other party, given that the Holisto Business Combination was not consummated on or prior to January 1, 2023. Amendment No. 2 to the Holisto Business Combination Agreement contemplates that, subject to certain conditions being timely satisfied, including our having obtained the approval of our shareholders to the Extension (which occurred on February 9, 2023), the parties to the Business Combination Agreement will make commercial efforts for the anticipated time of the closing of the Holisto Business Combination to occur by April 1, 2023 (assuming that the Holisto Business Combination Agreement is not terminated earlier). There can be no assurance that the closing of the Holisto Business Combination (if the Holisto Business Combination Agreement is not terminated earlier) will occur by April 1, 2023.

Holisto Registration Statement

On September 7, 2022, Holisto filed with the SEC the Holisto Registration Statement, as required under the Holisto Business Combination Agreement. On December 29, 2022 and February 7, 2023, Holisto filed with the SEC Amendments No. 1 and No. 2, respectively, to the Holisto Registration Statement. For the avoidance of doubt, such registration statement, and the amendments thereto, are not incorporated by reference herein.

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

Attributes of the Israeli high-tech ecosystem that have contributed to its enhanced position include:

Highly innovative - Currently, according to The State of Innovation report as published by PwC and Start-Up Nation Central, there are more than 6,600 start-up companies in Israel - 14 times the concentration of start-ups per capita in Europe. This community of entrepreneurs, from a country with one-tenth of 1% of the world’s population attracts the highest rate of venture capital funding per capita in the world ($674/per capita in 2018).

Educated and skilled workforce - Israel enjoys a very high percentage of engineers and scientists per capita and a very high ratio of university degrees and academic publications per capita. As of 2011, Israel had the highest number of scientists and technicians per capita in the world, with 140 scientists and technicians per 10,000 employees. By comparison, the rate was 85 per 10,000 in the United States and 83 per 10,000 in Japan (Eduard Shteinbuk “R&D and Innovation as a Growth Engine”, National Research University - Higher School of Economics, (published July 2011)). As of 2016, Israel ranked 25th in the world regarding the publication of scientific and technical articles in the fields of physics, biology, chemistry, mathematics, clinical medicine, biomedical research, engineering and technology, and earth and space sciences in journals classified by the Institute for Scientific Information’s Science Citation Index (SCI) and Social Sciences Citation Index (SSCI). Israel has a high quality educational system and is among the most educated societies in the world, having been ranked 17th overall in the 2015 Education Index included in the United Nations Development Programme’s Human Development Report issued in 2016.

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

Acquisition Strategy

Our acquisition strategy is to identify an untapped opportunity within our target Israeli high-tech industry and offer a public-ready business, a facility through which to enter the public sphere, access capital markets and advance its priorities. We are focusing on mid-size Israel-related technology companies that have a proven track record in generating revenues and profits, but that have been too small to be brought public until now. We believe many technology-based companies in Israel could benefit from access to the public markets but have been hesitant or unable to do so due to a number of factors, including the time it takes to conduct a traditional IPO, market volatility and pricing uncertainty. We hope to serve as an attractive partner for those types of companies, enabling them to go public in an alternate, more easily accessible manner- a business combination transaction- and to thereby benefit from the ongoing capital-raising options that are available for a publicly traded company on the U.S. capital markets and leverage public share currency to consolidate and acquire businesses.

Investment Criteria

Consistent with our acquisition strategy, we identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses within the Israeli high-tech industry. We used these criteria in evaluating the prospective Holisto Business Combination; however, no individual criterion was entirely determinative of our decision to pursue the prospective Holisto Business Combination:

●	Attractive, Middle-Market Growth Business. We primarily seek to acquire one or more Israeli growth businesses with a history of good operating and financial results and with a total enterprise value of between $200 million and $500 million. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital to scale operations and in turn yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Disruptive Technology. In our acquisition search, we are targeting disruptive technologies that have the ability to significantly alter the way markets or businesses operate. We value new digitally-enabled business models that lower entry barriers into new markets. We believe that the advent of disruption is also blurring traditional sector boundaries, leading to the convergence of business models across disparate sectors-including health, finance, retail, media, and many others. We are searching for businesses that are non-traditional players that have entered or will enter established markets with new market offerings in an attempt to displace incumbents in those markets.

●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for organic growth in revenue and earnings through a combination of both existing and new product development, increased production capacity, incremental marketing, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Strong Competitive Industry Position. We seek to acquire one or more businesses that have a leading market position or that we believe have an opportunity to develop such a position in their respective sectors. We seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

●	Strong Target Management Teams. We seek candidates who have strong management teams with a proven track record of driving growth, enhancing profitability, making sound strategic decisions, and generating strong free cash flow. We diligence a target company’s leadership team to evaluate if there are areas that need to be improved or require additional personnel.

●	Appropriate Valuations. We seek to be a disciplined and valuation-centric investor that invests on terms that we believe provide significant upside potential with limited downside risk.

These criteria were not intended to be exhaustive. Our evaluation relating to the merits of a particular initial business combination have been based on these general guidelines as well as other considerations, factors and criteria that our management deems relevant.

In evaluating a prospective target business, we have conducted a thorough due diligence review that has encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information which was made available to us. We have also utilized our operational and capital allocation experience.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor (and the investors in the sponsor) and the relationships they have developed as a result of such experience, have provided us with a substantial number of potential business combination targets. Our management team and other members of our sponsor have operated and invested in leading Israeli, global technology companies across their corporate life cycles and have developed deep relationships with organizations and investors operating around the world, and in our target region, Israel, in particular. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience help us to identify attractive Israel related technology-based businesses that can benefit from access to the public markets, and execute complex business combination transactions, thereby enhancing shareholder value. In addition, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

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

We believe that our management team’s and directors’ experiences in evaluating assets through investing and company building have enabled us to source the highest quality targets. Our selection process has leveraged the relationships of our management team with industry captains, leading venture capitalists, private equity and hedge fund managers, respected peers, and a network of investment banking executives, attorneys, and accountants. Together with this network of trusted partners, we intend to capitalize the target business and create purposeful strategic initiatives in order to achieve attractive growth and performance targets.

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

Initial Significant Activities Following Inception

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

Competitive Strengths

Status as a Public Company

We believe that our structure has made us an attractive business combination partner to target businesses. As an existing public company, we have offered a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. In the alternative, as is the case with the potential Holisto Business Combination, the target company could issue to our shareholders its shares as consideration for acquiring our company and its cash from the trust. We believe that target businesses might find the avenue of a merger with a SPAC a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

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

Financial Position

Immediately following the closing of the IPO, we had $115.0 million, and, upon approval of the Extension, approximately $26.4 million (prior to any Contributions by the sponsor), of funds available in our trust fund, assuming no further redemptions. Of those funds, $4,025,000 will be paid as an advisory fee to EarlyBirdCapital in connection with our initial business combination. Consequently, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, given the possibility that there may be a further significant percentage of our public shareholders that may elect to redeem their shares in connection with our initial business combination (whether the Holisto Business Combination or any other business combination), thereby further reducing our cash resources, we may need to secure third party financing in order to successfully effect a business combination, and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our initial public offering. We are utilizing cash derived from the proceeds of our initial public offering and the private placement of units in effecting a business combination (presently, the Holisto Business Combination). Investors in our initial public offering invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. In the case of the Holisto Business Combination, we are seeking to consummate a business combination with a company that is in its relatively early stages of development. As a result of our limited resources, we expect to effect only a single business combination with the proceeds from our initial public offering and concurrent private placement.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we have had virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described under “Investment Criteria” above. Now that we are party to the Holisto Business Combination Agreement, investors will need to evaluate the possible merits or risks of Holisto as a target business with which we may complete the Holisto Business Combination by reviewing the Holisto Registration Statement filed by Holisto with respect to that transaction. Although our management has endeavored to evaluate the risks inherent in the Holisto Business Combination, we cannot assure you that we have properly ascertained or assessed all significant risk factors.

Sources of Target Businesses

As the principal means of identifying potential target businesses, we have relied on the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, the relationships that they have developed over their careers and their access to our sponsor’s members’ and affiliates’ contacts and resources have been generating a number of potential business combination opportunities that have been warranting, and may continue to warrant, further investigation. We also have had target business candidates brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources have also introduced us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources have read our public disclosures and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may also engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis (including EarlyBirdCapital, Inc. as described elsewhere in this Annual Report), to which we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than:

●	the monthly $10,000 administrative services fee;

●	the payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	the repayment of up to $1,500,000 in loans that the sponsor may provide to us, as evidenced by the promissory notes that we have issued to it in August 2021, December 2022 (two promissory notes) and February 2023, and any additional working capital loans;

●	the repayment of up to $480,000 of contributions to the trust account to which the sponsor committed in connection with the Extension; and

●	the reimbursement of any out-of-pocket expenses.

Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view. Holisto is not affiliated with any of our officers, directors or sponsor, and we have therefore not obtained any such opinion in connection with the Holisto Business Combination.

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

An evaluation relating to the merits of a particular business combination has been based, to the extent relevant, on such factors, as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we have conducted an extensive due diligence review which has encompassed, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which has been made available to us. This due diligence review has been conducted by our management.

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

Our Holisto Business Combination is structured whereby Holisto will acquire, via a reverse triangular merger, 100% of the equity interests of our company and all of the cash in our trust account, while our shareholders will receive, in return, shares in Holisto, and consequently, an indirect interest in the assets of its business. We may, however, structure our initial business combination in an alternate manner, but we will only complete any such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction (as is the case with the proxy solicitation materials for the Holisto Business Combination) will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold. We have not obtained such an opinion in the case of the Holisto Business Combination, given that our board of directors has independently made that determination.

Lack of Business Diversification

We are currently seeking the Holisto Business Combination with just one business— that of Holisto. Therefore, at least initially, the prospects for our success will be entirely dependent upon the future performance of Holisto’s single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we have scrutinized the management of Holisto (and would do likewise with any other potential target business) when evaluating the desirability of effecting a business combination with it, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management of the combined company will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in Holisto or any other business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors do not have significant experience or knowledge relating to the operations of Holisto, and may not have such experience or knowledge with respect to any other particular target business.

Following a business combination, the combined company may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that the combined company will have the ability to recruit additional managers, or that any such additional managers it does recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) as we plan to do in the case of the Holisto Business Combination, seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. In the case of the Holisto Business Combination, the terms of the Holisto Business Combination Agreement require us to obtain that shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the U.S. Securities and Exchange Commission, or SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Our current amended and restated memorandum and articles of association provide that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination. We intend, however, to seek shareholder approval in connection with the shareholder approval of the Holisto Business Combination to amend our amended and restated memorandum and articles of association to eliminate that $5,000,001 net tangible assets requirement. The proposals for approval by our shareholders at the extraordinary general meeting at which we will present the Holisto Business Combination to our shareholders, which are contained in the proxy statement/prospectus forming a part of Holisto’s Registration Statement on Form F-4, will include a proposal to amend our amended and restated memorandum and articles of association to eliminate that net tangible assets requirement.

We had chosen our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, we do not currently anticipate that the combined company resulting from the Holisto Business Combination will meet that net tangible asset threshold, and meeting that threshold is furthermore not needed for qualification for listing on the Nasdaq Stock Market. Consequently, we will seek shareholder approval to eliminate that requirement from our amended and restated memorandum and articles of association in connection with our shareholders’ approval of the Holisto Business Combination. If our shareholders do not approve that amendment, and we cannot complete the Holisto Business Combination, our public shareholders may need to wait until the Extension Date in order to be able to receive a pro rata share of the trust account upon our liquidation.

In connection with the extraordinary general meeting to approve the Holisto Business Combination (or any other potential business combination), our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of the proposed business combination, (2) not to convert any ordinary shares in connection with the shareholder vote to approve the proposed initial business combination and (3) in the case of a tender offer (not applicable to the Holisto Business Combination), not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial shareholders or their affiliates has indicated any intention to purchase units or Class A ordinary shares from persons in the open market or in private transactions. However, if a significant number of shareholders vote, or indicate an intention to vote, against a proposed business combination or indicate that they wish to have their shares redeemed, our officers, directors, sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial shareholders and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Redemption Rights

At any general meeting called to approve an initial business combination— including the Holisto Business Combination— public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively (although not applicable in the case of the Holisto Business Combination), we may provide our public shareholders with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the after-market. Additionally, the holders of the representative shares will not have redemption rights with respect to the representative shares.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any general meeting called to approve a proposed initial business combination, we may require shareholders who wish to redeem their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of Class A ordinary shares delivered his certificate in connection with an election to redeem and subsequently decides prior to the applicable date not to elect to redeem, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled at that time to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

If the proposed Holisto Business Combination is not completed, we may continue to try to complete a business combination with a different target until the Extension Date (which is the 30 month anniversary of the closing of our initial public offering).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors agreed originally that we had only 24 months from the closing of our initial public offering to complete our initial business combination. That 24 month period has been extended to a 30-month period as a result of the approval by our shareholders of the Extension at the Extension Meeting. If we are unable to complete our initial business combination within such 30-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 30-month time period. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 30 months from the closing of our initial public offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 30-month time frame.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing the redemption rights provided to shareholders as described in this Annual Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (unless our shareholders approve an amendment to our amended and restated memorandum and articles of association to eliminate that requirement, as we intend to propose in connection with the extraordinary general meeting to approve the Holisto Business Combination).

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

Although we have requested that all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management performs an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only third parties we currently engage are vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Our sponsor will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the proceeds of our initial public offering and the sale of the private units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Following the redemptions in connection with the Extension Meeting, our remaining public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to further amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 30 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will an existing shareholder have any right or interest of any kind to or in the trust account. In connection with the expected extraordinary general meeting to seek shareholder approval for the Holisto Business Combination (or any other initial business combination), a shareholder’s casting a vote will not, in and of itself, be deemed to be a redemption request for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and restated memorandum and articles of association

Our amended and restated memorandum and articles of association, as amended by the Extension, contain certain requirements that will apply to us until the completion of our initial business combination, including the following:

●	if we seek to amend our amended and restated memorandum and articles of association (A) in a manner that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within 30 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	if we seek shareholder approval for our initial business combination, we will consummate the transaction only if a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination (unless our shareholders approve an amendment to our amended and restated memorandum and articles of association to eliminate that requirement, as we intend to propose in connection with the extraordinary general meeting to approve the Holisto Business Combination);

●	if our initial business combination is not consummated within 30 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 30 months from the closing of our initial public offering or (y) amend the foregoing provisions.

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

Competition

We face intense competition from other entities having a business objective similar to ours, including private investors (either individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. In the event that we are unsuccessful in consummating the Holisto Business Combination, we believe that while there are numerous target businesses that we could potentially acquire with the net proceeds of our initial public offering and the sale of the private warrants (as reduced due to redemptions of public shares effected in connection with the Extension), our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it would further reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which intensify the competition that we face in achieving our objective.

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

Holisto Business Combination Agreement

Transactions, Consideration and Holisto Capital Restructuring

Pursuant to the Holisto Business Combination Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (collectively, the “Transactions”), and following the Capital Restructuring (as defined and described below), (i) Merger Sub will merge with and into Moringa, with Moringa continuing as the surviving entity and a wholly-owned subsidiary of Holisto (the “Merger”); (ii) units (both public units and private units), to the extent not previously separated, will be separated into Class A ordinary shares and warrants; (iii) the Class B ordinary shares will be converted into Class A ordinary shares; (iv) the Class A ordinary shares will be exchanged for ordinary shares of Holisto (“Holisto Ordinary Shares”) in accordance with the ratio described below; (v) each Moringa warrant will be converted into one Holisto warrant (on the same terms contained in the Moringa warrants, except that each Holisto warrant will represent the right to acquire Holisto ordinary shares in lieu of Moringa Class A ordinary shares); (vi) Moringa will become a wholly-owned subsidiary of Holisto; and (vii) Moringa, as a wholly-owned subsidiary of Holisto, will change its corporate name to Holisto Inc. and will amend and restate its amended and restated memorandum and articles of association so as to be appropriate for a private company.

The number of Holisto Ordinary Shares to be received in exchange for each Moringa Class A ordinary share in the Merger will depend on whether the share was a public share or a private share:

(i)	each private share will automatically be exchanged for one Holisto Ordinary Share; and

(ii)	each public share that is not redeemed for cash pursuant to our amended and restated memorandum and articles of association shall automatically become and be converted into the right to receive a number of Holisto Ordinary Shares that is equal to the lower of: (A) 1.6 or (B) the number yielded by the following calculations: (1) first, calculating the sum of (a) the number of Moringa Class A ordinary shares outstanding after giving effect to all redemptions of public shares in connection with the Holisto Business Combination (the “Post-Redemption SPAC Share Number”) plus (b) 1,725,000 (which may be increased by mutual written consent of Moringa and Holisto), and (2) second, dividing the result of the immediately preceding sub-clause (1) by the Post-Redemption SPAC Share Number (the “Bonus Plan Adjustment”). Under this formula, the more Moringa shares that are redeemed, the greater the number of Holisto Ordinary Shares that will be issued in respect of one public Share. The maximum ratio will be 1.6 Holisto Ordinary Shares for each public share exchanged in the Merger, which is the ratio if 75% or more of public shares are redeemed, and the minimum ratio will be 1.15 Holisto Ordinary Shares for each public share exchanged in the Merger.

Because more than 75% of the public shares were redeemed in connection with the Extension Meeting, each remaining public share that is not redeemed in connection with the Holisto Business Combination will be entitled to receive 1.6 Holisto Ordinary Shares.

Prior to the Closing, but subject to the completion of the Closing, Holisto will effect a capital restructuring of its outstanding equity securities (the “Capital Restructuring”) so that the only class of outstanding equity of Holisto will be Holisto Ordinary Shares (along with certain options and warrants to be rolled over in connection with the Transactions). To effect the Capital Restructuring, (i) warrants to purchase Holisto Ordinary Shares, Ordinary A Shares and Preferred Shares (with certain exceptions) will be automatically exercised in accordance with their terms; (ii) each existing Simple Agreement for Future Equity (“SAFE”) that is outstanding for Holisto securities as of the date of the Business Combination Agreement (excluding any New SAFE Agreement) will be converted automatically into Holisto Ordinary Shares in accordance with the terms of the SAFE agreements; (iii) the preferred shares and ordinary A shares of Holisto (including preferred shares and ordinary A shares issuable upon exercise of warrants that are exercised as part of the Capital Restructuring) will be converted into Holisto Ordinary Shares in accordance with their terms with the result that only Holisto Ordinary Shares will be outstanding. Holisto will then effect a share split, to become effective immediately prior to the Closing, and subject to the effectiveness of the Merger, pursuant to which each Holisto Ordinary Share outstanding as of immediately prior to the effective time of the Merger (but after the exercises and conversions described above, and excluding and prior to the issuance of any shares pursuant to a New SAFE Agreement) will be converted into the number of Holisto Ordinary Shares computed by (A) multiplying each such Holisto Ordinary Share by (B) the conversion ratio described below (the “Conversion Ratio”); and (iv) with respect to outstanding options and warrants to purchase Holisto Ordinary Shares that are not exercised as part of the Capital Restructuring, the number of Holisto Ordinary Shares issuable upon exercise of those securities, as well as the exercise price of those securities, will be adjusted in accordance with the Conversion Ratio. The Conversion Ratio is based on a certain valuation for Holisto plus the amount actually invested pursuant to the New SAFE Agreements, and an assumed share price of $10.00 per Holisto Ordinary Share.

The Business Combination Agreement does not provide for any purchase price adjustments to the Conversion Ratio as part of the pre-Closing Capital Restructuring.

Representations and Warranties

The Holisto Business Combination Agreement contains a number of representations and warranties made by each of Moringa and Holisto as of the date of the Holisto Business Combination Agreement or other specified dates. Certain of the representations and warranties are qualified by materiality or Material Adverse Effect (as defined below), as well as information provided in the disclosure schedules to the Holisto Business Combination Agreement. As used in the Holisto Business Combination Agreement, “Material Adverse Effect” means, with respect to any specified person or entity, an event or change that has a material adverse effect upon (a) the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such entity and its subsidiaries, taken as a whole, or (b) the ability of such entity or any of its subsidiaries to consummate the Transactions contemplated by the Holisto Business Combination Agreement or the ancillary agreements to which it is a party or bound, or to perform its related obligations, on a timely basis, in each case, subject to certain conditions and exceptions.

No Survival

The representations and warranties of the parties contained in the Holisto Business Combination Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach, subject to any party’s right to claim fraud by another party. The covenants and agreements of the parties contained in the Holisto Business Combination Agreement do not survive the Closing, except for (i) those covenants and agreements to be performed after the Closing, which covenants and agreement will survive until fully performed, and (ii) the case of a claim of fraud by another party.

Covenants of the Parties

Each party has agreed in the Holisto Business Combination Agreement to use its commercially reasonable efforts to effect the Closing. The Holisto Business Combination Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Holisto Business Combination Agreement and the earlier of the Closing or the termination of the Holisto Business Combination Agreement in accordance with its terms (the “Interim Period”), including those relating to: (1) providing each other access to their properties, books and personnel; (ii) the operation of their respective businesses in the ordinary course of business; (iii) Holisto providing financial statements to Moringa; (iv) Moringa’s public filings; (v) no insider trading; (vi) notifications of certain breaches, consent requirements or other matters; (vii) efforts to consummate the Closing; (viii) further assurances; (ix) public announcements; (x) the filing of registration statements by Holisto; and (xi) confidentiality. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transaction, to notify the other party as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the other party informed of the status of any such inquiries, proposals, offers or requests for information. The Holisto Business Combination Agreement also contains certain customary post-Closing covenants regarding, among other matters, (a) maintenance of books and records; (b) indemnification of directors and officers and the purchase of tail directors’ and officers’ liability insurance; and (c) use of trust account proceeds.

In addition, Holisto has agreed to obtain, and, prior to its execution of the Holisto Business Combination Agreement, obtained its required shareholder approval for, among other things: (i) the adoption and approval of the Holisto Business Combination Agreement and the Transactions (including, to the extent required, the Capital Restructuring and the issuance of Holisto Ordinary Shares and warrants to the Moringa shareholders and warrant holders pursuant to the Holisto Business Combination Agreement (including in connection with the Financing)); (ii) the approval of the restated Holisto organizational documents, which had been approved by Holisto’s directors; (iii) the composition of Holisto’s post-Closing board of directors as described below (the “Post-Closing Board”), and agreed to enforce the Voting Agreements (as defined and described below) in connection therewith; (iv) the adoption and approval of certain incentive equity plan modifications, as well as a new equity incentive plan for Holisto in a form to be mutually agreed by Moringa and Holisto prior to the filing of the Holisto Registration Statement, which will provide for a new pool for awards; (v) the new employment agreements for post-Closing executives; (vi) the issuance of Holisto Ordinary Shares upon conversion of the new SAFE Agreements in accordance with their terms; and (vii) indemnification of directors and officers and the purchase of tail directors’ and officers’ liability insurance.

The parties made customary covenants regarding the filing by Holisto of the Registration Statement to register the issuance of (a) the Holisto Ordinary Shares and warrants to purchase Holisto Ordinary Shares to be issued to the holders of Moringa ordinary shares and warrants pursuant to the Holisto Business Combination Agreement, and (b) Holisto Ordinary Shares that are issuable upon exercise of those warrants. The Registration Statement also will contain Moringa’s proxy statement to seek the approval of its shareholders to: (i) the adoption and approval of the Holisto Business Combination Agreement, the ancillary documents related to the Transactions to which Moringa is a party, the Merger, the Plan of Merger, and the other related transactions; (ii) the approval of the change of name of Moringa as the surviving company of the Merger to “Holisto Inc.”; (iii) the approval and adoption of the restated articles of association of Moringa (as a subsidiary of Holisto) upon the Merger; (iv) such other matters as Holisto and Moringa shall mutually determine to be necessary or appropriate in order to effect the Transactions; and (v) the adjournment of the Moringa shareholders meeting, if necessary.

Holisto agreed to file with the SEC, within 30 days of the Closing, an additional registration statement, on Form F-1 under the Securities Act (the “Form F-1 Registration Statement”), covering the (i) sale of Holisto Ordinary Shares which are held by certain existing shareholders of Holisto and that are issuable to certain shareholders of Moringa pursuant to the Transactions, who are parties to an amended shareholder rights agreement to be entered into (the “Amended SRA”) and the registration rights agreement that will replace the registration rights agreement of Moringa, dated February 19, 2021 (such replacement agreement, the “Amended and Restated Registration Rights Agreement”), respectively, (ii) sale of Holisto Ordinary Shares issuable upon exercise of warrants held by certain current shareholders of Holisto who have registration rights, and (iii) sale of Holisto warrants and Holisto Ordinary Shares issuable upon exercise of Holisto warrants which are to be held by certain shareholders of Moringa who are parties to the Amended and Restated Registration Rights Agreement.

The agreement provides that the Post-Closing Board will consist of seven directors, consisting of four directors designated prior to the Closing by Holisto, at least two of whom will be considered independent under the requirements of Nasdaq, one director designated prior to the Closing by Moringa, and two independent directors (under the Nasdaq definition) to be designated by Holisto, subject to Moringa’s consent (not to be unreasonably withheld, delayed or conditioned). Following the closing, Holisto’s chief executive officer and chief financial officer will be the same individuals (in the same office) as that of Holisto immediately prior to the Closing.

In connection with the execution of the Holisto Business Combination Agreement, Holisto intends to enter into employment agreements with certain of its senior employees, which will include non-competition and non-solicitation undertakings by those employees, in each case effective as of the Closing, each of which will be in a form to be agreed upon by Holisto and Moringa. Pursuant to the employment agreements, Holisto intends to grant options to its three founders.

Conditions to Closing

The Holisto Business Combination Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of Moringa and Holisto; (ii) approvals of any required governmental authorities; (iii) no law or order preventing the Transactions; (iv) the Holisto Registration Statement having been declared effective by the SEC and no stop order having been issued by the SEC; (v) upon the Closing, Holisto is in compliance with any set of Nasdaq Stock Market listing requirements; and (vi) approval of Holisto’s Nasdaq listing application.

In addition, unless waived by Holisto, the obligations of Holisto and Merger Sub to consummate the Transactions are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Moringa of customary certificates and other Closing deliverables: (i) the representations and warranties of Moringa being true and correct as of the date of the Holisto Business Combination Agreement and as of the Closing (subject to certain materiality qualifiers); (ii) Moringa having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Holisto Business Combination Agreement required to be performed or complied with by it on or prior to the date of the Closing; and (iii) the execution of the Founder Lock-Up Agreement (as defined and described below) by the sponsor.

Unless waived by Moringa, the obligations of Moringa to consummate the Transactions are subject to, among other matters, the satisfaction of the following additional Closing conditions, in addition to the delivery by Holisto and Merger Sub of customary certificates and other Closing deliverables: (i) the representations and warranties of Holisto and Merger Sub being true and correct as of the date of the Holisto Business Combination Agreement and as of the Closing (subject to certain materiality qualifiers); (ii) Holisto and Merger Sub having performed in all material respects their respective obligations and complied in all material respects with their respective covenants and agreements under the Holisto Business Combination Agreement required to be performed or complied with by them on or prior to the date of the Closing; (iii) absence of any Material Adverse Effect with respect to Holisto and its subsidiaries on a consolidated basis since the date of the Holisto Business Combination Agreement which is continuing and uncured; (iv) each of certain lock-up agreements, certain new employment agreements, the Amended SRA, the Amended and Restated Registration Rights Agreement, and the director and officer indemnification agreements shall be in full force and effect in accordance with the terms thereof as of the Closing and the existing investor rights agreements shall have been terminated; (v) certain new financing agreements from existing investors in Hoolisto (the “New SAFE Agreements”) shall have been converted into Holisto Ordinary Shares in accordance with their terms; (vi) Holisto shall have consummated the Capital Restructuring; (vii) the amended and restated articles of association of Moringa shall have been duly adopted effective as of the effective time of the Merger; and (viii) the members of the Post-Closing Board shall have been elected or appointed as of the Closing in accordance with the composition required by the Holisto Business Combination Agreement.

Termination

Following Amendments No. 1 and No. 2 to the Holisto Business Combination Agreement, either Moringa or Holisto may terminate the agreement upon written notice to the other party, given that the Holisto Business Combination was not consummated on or prior to January 1, 2023.

If the Holisto Business Combination Agreement is terminated, all further obligations of the parties under the Holisto Business Combination Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, no recourse, termination and general provisions) will terminate, and no party to the Holisto Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Holisto Business Combination Agreement prior to termination.

Trust Account Waiver

Holisto and Merger Sub each agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any money in the trust account held for Moringa’s public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom) other than in connection with the Closing.

Governing Law

The Holisto Business Combination Agreement is governed by the laws of the State of New York and the parties are subject to exclusive jurisdiction of federal and state courts located in the State of New York (and any appellate courts thereof).

A copy of the Holisto Business Combination Agreement serves as Exhibit 2.1 to this Annual Report and is incorporated herein by reference, and the foregoing description of the Holisto Business Combination Agreement is qualified in its entirety by reference thereto.

Related Agreements

Shareholder Voting and Support Agreement

Simultaneously with the execution and delivery of the Holisto Business Combination Agreement, certain shareholders of Holisto (as listed in the agreement), Holisto, and Moringa entered into a shareholder voting and support agreement (the “Shareholder Voting and Support Agreement”). Pursuant to such agreement, each shareholder irrevocably and unconditionally agreed that, at any meeting of the shareholders of Holisto (whether annual or special and whether or not an adjourned or postponed meeting), including any class meetings, class votes or class consents, and in connection with any written consent of shareholders of Holisto, such shareholder shall, and shall cause any other holder of record of any of the such shareholder’s covered shares to: (a) if and when such meeting is held, appear at such meeting (in person or by proxy), and if a quorum is not present, to vote (in person or by proxy) in favor of adjournment of such meeting of the shareholders to a later date, as in accordance with Holisto’s Articles of Association as in effect at such time; (b) vote, in person or by proxy, or validly execute and deliver any written consent with respect to all of the shareholder’s Covered Shares (as defined therein) in favor of the resolutions in the form attached to the agreement and any other resolutions in favor of (i) the Merger and the adoption of the Holisto Business Combination Agreement and any other matters necessary or reasonably requested by Holisto for consummation of the Merger and the other transactions contemplated by the Holisto Business Combination Agreement; (c) vote, in person or by proxy, or validly execute and deliver any written consent with respect to all of the shareholder’s Covered Shares against (A) any transaction, action or agreement of any kind (other than the Merger pursuant to the Holisto Business Combination Agreement) concerning the sale or transfer of (x) all or any material part of the business or assets of Holisto or (y) any of the shares or other equity interests or profits of Holisto, that would reasonably be expected to (i) frustrate the purposes of, impede, interfere with, delay, postpone or adversely affect the Busiess Combination with Moringa (including the consummation thereof), (ii) result in a breach of any covenant, representation or warranty or other obligation or agreement of Holisto under the Holisto Business Combination Agreement, or cause any of the conditions to Closing set forth in the Holisto Business Combination Agreement not to be fulfilled or satisfied, or (iii) result in a breach of any covenant, representation or warranty or other obligation or agreement of the shareholder contained in the Shareholder Voting and Support Agreement and (B) any merger agreement or merger (other than the Holisto Business Combination Agreement and the Merger), consolidation, combination, sale of all or substantially all assets, scheme of arrangement, reorganization, recapitalization, dissolution, liquidation or winding up of or by Holisto. Each shareholder of Holisto party to the Shareholder Voting and Support Agreement granted a proxy in furtherance of its voting undertakings pursuant to the agreement.

A copy of the form of Shareholder Voting and Support Agreement serves as Exhibit 10.9 to this Annual Report and is incorporated herein by reference, and the foregoing description of the form of Lock-Up Agreement is qualified in its entirety by reference thereto.

The Business Combination is expected to be consummated after obtaining the required approval by the shareholders of Moringa and the satisfaction of certain other customary closing conditions.

As noted above, in connection with the Business Combination, on September 7, 2022, Holisto filed the Holisto Registration Statement, which includes a proxy statement/prospectus. Holisto amended such documents on December 29, 2022 and February 7, 2023. Promptly after the Form F-4 is declared effective by the SEC, we will mail the proxy statement/prospectus and a proxy card to each shareholder entitled to vote at the extraordinary general meeting relating to the Business Combination. For the avoidance of doubt, this Annual Report does not give effect to the prospective Business Combination and does not contain a full description of the risks associated with the prospective Business Combination. Such risks and effects relating to the prospective Business Combination are described in the Holisto Registration Statement. The Holisto Registration Statement also contains a description of the business, operations, financial condition, management, governance, capitalization and other materials terms related to the combined company following the Holisto Business Combination, as well as information regarding the redemption process and the shareholders’ meeting of Moringa at which the Holisto Business Combination and the associated transactions thereto will be brought for approval. INVESTORS AND SECURITY HOLDERS OF MORINGA ARE URGED TO READ SUCH MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE HOLISTO BUSINESS COMBINATION THAT MORINGA AND/OR HOLISTO LTD FILE WITH THE SEC BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT MORINGA, HOLISTO LTD AND THE HOLISTO BUSINESS COMBINATION. The Holisto Registration Statement and other relevant materials in connection with the Holisto Business Combination, and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or you should contact us via phone or in writing to Moringa at 250 Park Avenue, 7th Floor, New York, NY, 10017, and telephone (212) 572-6395 or to Holisto at Sderot Nim 2, Rishon Le’Zion, Israel, telephone +972 (72-233-6381). For the avoidance of doubt, the Holisto Registration Statement and any amendments or supplements thereto, are not incorporated by reference herein, unless specifically stated otherwise.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act; however, as we are not deemed to be a large accelerated filer or an accelerated filer, and still qualify as an emerging growth company, will are not required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

In connection with the Extension, approximately 77.5% of the public shares were redeemed for cash. The extent of these redemptions and any additional redemptions in connection with voting on the Holisto Business Combination may have a material adverse effect upon our ability to close that business combination and the ability of Holisto, as the surviving company, to operate following the business combination if it cannot secure additional financing.

Our amended and restated memorandum and articles of association provided that we had until February 19, 2023, to complete a business combination, failing which we were to be required to liquidate. As the parties would not be able to complete the Holisto Business Combination by February 19, 2023, we held the Extension Meeting at which the Extension was approved. In connection with the Extension, we gave the holders of the public shares the right to redeem their public shares from the trust account. In order to aid in obtaining the approval, the sponsor, or its designee, agreed to contribute the lesser of $80,000 and $0.04 per public share that remains outstanding to the trust account on a monthly basis as an incentive to the holders of the public shares not to redeem their public shares in connection with the Extension. Approximately 77.5% of the public shares were redeemed for cash. We can give no assurance that such incentives will prevent holders of public shares from exercising their right of redemption in connection with the Holisto Business Combination. Given the significant number of public shareholders that have exercised their right to redeem as of the date of this Annual Report, the funds in the trust account were reduced significantly, by $90.75 million, leaving approximately $26.5 million in the trust account (including the first two deposits of $80,000 contributed by the sponsor on February 19, 2023 and March 19, 2023). There may not be sufficient funds in the trust account to enable the parties to consummate the Holisto Business Combination, and there is no assurance that those public shareholders that did not elect to redeem their public shares will not redeem when voting on the Holisto Business Combination. Depending on the amount remaining in the trust account after making payment for the redemption of public shares in connection with the vote to approve the Holisto Business Combination, Holisto may not, following the Closing, have sufficient funds to finance its operations without additional debt or equity funding for any significant period, failing which Holisto may not be able to continue in business. As a result of additional potential redemptions, the Nasdaq public market value initial listing requirement may not be met, the combined company may not qualify to list on Nasdaq, and the Holisto Business Combination may not be consummated.

We may not be able to complete the Holisto Business Combination (or any other initial business combination) within the prescribed time frame, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 30 months from the closing of our initial public offering (following shareholder approval of the Extension). We may not be able to complete the Holisto Business Combination or any other initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our initial business combination within such 30 month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If we are unable to complete the Holisto Business Combination or another business combination by August 19, 2023 (or such later date as our shareholders may approve) and liquidate the trust account, third parties may also bring claims against us and, as a result, the proceeds held in the trust account could be reduced and the per share liquidation price received by our shareholders could be less than $10.00 per share” and other risk factors herein.

If the combined company following the Holisto Business Combination does not have sufficient financing to develop its platform and continue in business, it may incur substantial debt as part of the completion of the Holisto Business Combination, which may adversely affect the combined company’s leverage and financial condition.

As of the date of this Annual Report, neither Holisto nor Moringa has any financing for the combined company at and following the closing of the Holisto Business Combination. Neither Holisto nor Moringa can give any assurance that they will be able to negotiate an acceptable financing. Any financing may significantly dilute the equity interest of the continuing shareholders of the surviving corporation and may include unfavorable terms, including giving an investor the ability to acquire shares at a price which is less than the market price of the ordinary shares at the time of purchase of Holisto Ordinary Shares, whether upon conversion of a debt instrument or a takedown under an equity line of credit. Holisto and Moringa can give no assurance that the surviving entity will be able to enter into any financing on terms that it considers reasonable and which would not hurt the combined company’s leverage and financial condition.

If we are unable to complete the Holisto Business Combination or another business combination by August 19, 2023 (or such later date as our shareholders may approve) and liquidate the trust account, third parties may also bring claims against us and, as a result, the proceeds held in the trust account could be reduced and the per share liquidation price received by our shareholders could be less than $10.00 per share.

Under the terms of our amended and restated memorandum and articles of association (as amended by the Extension), Moringa must complete a business combination by August 19, 2023, or else must cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares and, subject to the approval of the remaining Moringa shareholders and the Moringa board, dissolving and liquidating. In such event, third parties may bring claims against Moringa. Although we have obtained waiver agreements from certain vendors and service providers (other than our independent auditors) we have engaged and owe money to, and the prospective target businesses we have negotiated with, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they or other vendors who did not execute such waivers will not seek recourse against the trust account notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over those of the public shareholders.

Our sponsor has agreed that it will be liable to our company if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we had discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations and believe that the sponsor’s only assets are securities of Moringa. Accordingly, the sponsor may not have sufficient funds available to satisfy those obligations. We have not asked the sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the Transactions and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete the Holisto Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The completion of the proposed Holisto Business Combination, and the operations of Holisto, may be materially adversely affected by current unfavorable macro-economic trends.

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

These deteriorating economic conditions may adversely impact our access to financing for the combined company upon the consummation of the proposed Holisto Business Combination, thereby frustrating our ability to effect that combination.

If the disruptions posed by unfavorable macro-economic conditions continue for a further extensive period of time, our ability to consummate the proposed Holisto Business Combination, or the operations of Holisto, may be materially adversely affected.

If our funds being held outside of the trust account are insufficient to allow us to operate through our Extension Date, and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share or less, under certain circumstances.

As of March 15, 2023, we had approximately $12,000 in cash held outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until our Extension Date, assuming that the Holisto Business Combination is not completed earlier than the Extension Date. We might not have sufficient funds to continue paying for our ongoing operations and expenses related to the Holisto Business Combination.

If we are required to seek additional capital, we would need to borrow additional funds from the Sponsor under the $310,000 promissory note that we issued to it in February 2023 (under which $125,000 is currently outstanding, and an additional $185,000 may be loaned to us by our sponsor), or from members of our management team or other third parties to operate, or else we may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain additional financing, we may be unable to complete the Holisto Business Combination. If we are unable to complete the Holisto Business Combination or any other initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less, under certain circumstances) on our redemption of the remaining outstanding public shares.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have limited cash resources, and will need to obtain additional funds in order to satisfy our liquidity needs in our current efforts to consummate the Holisto Business Combination. Additional financial support may be provided by the sponsor under the $310,000 promissory note that we issued to it in February 2023, although the sponsor is not obligated to provide such support. We have already borrowed the full $1.0 million amount available under the promissory note that we issued to the sponsor in August 2021, an additional $190,000 under two additional promissory notes that we issued to the Sponsor in December 2022, and additional amounts of $75,000 and $50,000 on February 3, 2023 and March 15, 2023, respectively, under a new promissory note that we issued to the sponsor on February 3, 2023. If we are unable to consummate the Holisto Business Combination by August 19, 2023, or other later date to which such deadline may be extended, we will cease to exist. In light of the foregoing, there may be substantial doubt raised about our ability to continue as a “going concern.” Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in our independent auditors’ report on our financial statements that appears in this Annual Report. The financial statements contained in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or inability to continue as a “going concern.”

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness that we identified as of the end of the first quarter of 2021, the change in accounting for the certain complex features of our Class A ordinary shares and private placement warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the Holisto Business Combination or any other business combination.

In connection with the shareholder approval of the Holisto Business Combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public float of our securities.

Our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of the Holisto Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with the Holisto Business Combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy Nasdaq initial listing requirements at the closing of our initial business combination, where it appears that such requirements would otherwise not be met. This may result in the completion of our initial business combination in a situation where it may not have otherwise been possible. If such purchases are made, the public “float” of the combined company and the number of beneficial holders of the combined company’s securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of its securities on Nasdaq.

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

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for Holisto or any other target business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from another independent entity that commonly renders valuation opinions, that the price we are paying for Holisto or any other target company is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We will likely only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private units, following redemptions, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private units, following approval of the Extension, only approximately $26.4 million (prior to any Contributions by the sponsor) of funds remain available in our trust fund, assuming no further redemptions. Of those funds, $4,025,000 will be paid as an advisory fee to EarlyBirdCapital in connection with our initial business combination.

Because of the amount of the remaining funds in the trust account and the lack of time remaining until the Extension Date deadline by which we must complete our initial business combination, we will likely only effectuate our initial business combination with a single target business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, such as Holisto’s; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services, such as those offered by Holisto.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We are seeking an acquisition with Holisto, an early stage company, which lacks an established record of revenue or earnings.

To the extent we complete our initial business combination with Holisto or another early stage company, or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors have endeavored to evaluate the risks inherent in Holisto, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have had adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact Holisto’s business.

We are seeking to complete our initial business combination with Holisto, a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we are seeking to effectuate our initial business combination with Holisto, a privately held company. Very little public information generally exists about private companies, and we have been required to make our decision on whether to pursue this potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to further amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. We have also amended our amended and restated memorandum and articles of association to provide for the Extension. Any additional amendment will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of their provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who collectively beneficially own 20% of our ordinary shares following the closing of our initial public offering (excluding the representative shares, and assuming they did not purchase any units in our initial public offering), may participate in any vote to amend our Amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of their provisions (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report if we do not complete our initial business combination within 30 months (following the Extension) from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our Amended and restated memorandum and articles of association.

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

Risks Relating to the Post-Business Combination Company

If we effect a business combination with a company located in Israel, such as Holisto, we would be subject to a variety of additional risks that may negatively impact our operations.

Because Holisto Ltd. is located in Israel, we may face additional burdens in connection with investigating, agreeing to and completing our Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations. In particular, we would be subject to risks associated with cross-border business combinations, including having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with Holisto Ltd., we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

After our initial business combination, substantially all of our assets may be located in a foreign country (such as Israel, in the case of Holisto) and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

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

In the event we acquire a non-U.S. target, such as Holisto, an Israel-centered entity, as we are planning to do, a substantial portion of revenues and income of the target business may be received in a foreign currency, as well as a substantial portion of its expenses paid in a foreign currency, whereas its financial results will likely be recorded in U.S. dollars. As a result, the target business’ financial results could be adversely affected by fluctuations in the value of local currencies relative to the U.S. dollar. The value of the currency in our target region-Israel- fluctuates relative to the U.S. dollar and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of that currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency such as the Israeli currency (the New Israeli Shekel) appreciates in value against the U.S. dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate a transaction with that business.

Subsequent to consummation of the Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence conducted in relation to Holisto has identified all material issues or risks associated with Holisto, its business or the industry in which it competes. As a result of these factors, we may incur additional costs and expenses and we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities or Holisto. Accordingly, any shareholders of Moringa who choose to remain Holisto following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the registration statement or proxy statement/prospectus relating to the Business Combination contained an actionable material misstatement or material omission.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business such as Holisto, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders or warrant holders who choose to remain shareholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel will likely remain with Holisto in senior management, board member or advisory positions following our Business Combination, all of the management of Holisto will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The departure of Holisto’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

Information regarding performance by, or businesses associated with, our management team and sponsor’s members and affiliates is presented for informational purposes only. Past performance by our management team and sponsor’s members and affiliates is not a guarantee of success with respect to any business combination we may consummate, including the Holisto Business Combination. You should not rely on the historical record of our management team and sponsor’s members and affiliates as indicative of our future performance and you may lose all or part of your invested capital. Additionally, in the course of their respective careers, members of our management team and our sponsor’s members and affiliates have been involved in businesses and deals that were unsuccessful. None of our officers, directors or the partners or affiliates of our sponsor have had management experience with blank check companies or special purpose acquisition corporations in the past.

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

Prior to our initial public offering, our sponsor purchased an aggregate of 2,875,000 founders shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. Simultaneous with the two closings of our initial public offering, our sponsor purchased an additional 325,000 and 27,857 Class A ordinary shares, and warrants to purchase an additional 162,500 and 13,928 Class A ordinary shares, respectively. As such, our sponsor owns 3,227,857, or approximately 21.7%, of our issued and outstanding shares after our initial public offering. The founders shares will be worthless if we do not complete an initial business combination. The founders shares- which are Class B ordinary shares- are identical to the Class A ordinary shares included in the units being sold in our initial public offering except that until the consummation of our initial business combination transaction, only the founders shares have the right to vote on the appointment of directors. In addition, both the founders (Class B ordinary) shares and the private (Class A ordinary) shares purchased by the sponsor concurrently with the offering are subject to certain transfer restrictions (unlike public shares). Furthermore, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founders and private shares if we fail to complete our initial business combination within 24 months (as was automatically extended to 30 months upon approval of the Extension) from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), as described herein and in our Amended and restated memorandum and articles of association.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 30-month deadline following the closing of our initial public offering nears, which is the current deadline for the completion of our initial business combination.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Amended and restated memorandum and articles of association (A) to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 24 months (as was automatically extended to 30 months upon approval of the Extension) from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity.

On March 28, 2023, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market (the “Minimum Public Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The Notice states that we have 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. If we are unable to regain compliance by that date, we intend to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

We cannot assure you that we will be able to regain compliance with the Minimum Public Holders Rule. Our failure to meet these requirements would result in our securities being delisted from Nasdaq. We and the holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with Nasdaq;

●	holders may be unable to sell or purchase our securities when they wish to do so;

●	we may become subject to shareholder litigation;

●	we may lose the interest of institutional investors in our securities;

●	we may lose media and analyst coverage; and

●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

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

Even if we consummate the Holisto Business Combination, our publicly traded warrants may never be in the money, and they may expire worthless.

The exercise price for our public warrants is $11.50 per share. There can be no assurance that the public warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of public warrants may be amended in a manner that may be adverse to the holders. The Warrant Agreement between Continental, as warrant agent, and us, provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding public warrants approve of such amendment. Our ability to amend the terms of the warrants with the consent of a majority of the then-outstanding public warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Holisto purchasable upon exercise of a warrant.

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

If we are unable to consummate our initial business combination within 30 months of the closing of our initial public offering, our public shareholders may be forced to wait beyond such 30 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 30 months from the closing of our initial public offering, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the initial 30 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our Amended and restated memorandum and articles of association prior thereto.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business- Effecting a Business Combination- Redemption rights.”

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

As a result, included on our balance sheet as of December 31, 2022 contained elsewhere in this Annual Report, are derivative liabilities related to embedded features contained within our private placement warrants. Accounting Standards Codification 815-40, Derivatives and Hedging - Contracts on an Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

Our sponsor and EarlyBirdCapital paid a nominal price for their acquisition of the founders shares and representative shares (respectively). Holisto may issue additional Holisto Ordinary Shares or other securities in connection with the Holisto Business Combination or under an employee incentive plan after completion of that business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.

Our sponsor and EarlyBirdCapital acquired the founders shares and representative shares, respectively, at nominal prices, significantly contributing to the dilution to investors in our initial public offering.

The authorized share capital of Holisto following the Holisto Business Combination also presents the possibility of additional, substantial dilution.

Holisto may issue a substantial number of additional Holisto Ordinary Shares in order to complete the Holisto Business Combination or under an employee incentive plan after completion of the business combination. The issuance of additional Holisto Ordinary Shares:

●	may significantly dilute the equity interest of investors in our initial public offering; and

●	may adversely affect prevailing market prices for Holisto Ordinary Shares.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following our initial business combination, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by certain domestic publicly traded corporations occurring on or after January 1, 2023, with certain exceptions (the “Excise Tax”). However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased.

As provided in the Holisto Business Combination Agreement, the redemption of public shares in connection with the Business Combination will take place prior to the Domestication at a time when we are a Cayman Islands exempted company. Therefore, we believe that the Excise Tax will not apply given that we will not be a “covered corporation” within the meaning of the Inflation Reduction Act at the time of the redemption of public shares. However, the U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. Under this authority, the U.S. Department of Treasury and the IRS have issued recent interim guidance, on which taxpayers may rely pending promulgation of regulations, and this guidance requests comments on various issues, including at what point in time within a taxable year a given corporation will be treated as becoming a covered corporation for purposes of the Excise Tax. If our interpretation related to the existing provision of the Excise Tax is not correct or if future guidance were to treat us as a covered corporation for purposes of the Excise Tax, then it is possible that the Excise Tax will apply to any redemptions of our public shares after December 31, 2022, including redemptions in connection with the Business Combination or any other initial business combination, unless an exemption is available. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. In the event the Excise Tax applies, issuances of securities in connection with a PIPE transaction at the time of our initial business combination may reduce the amount of the Excise Tax in connection with redemptions at such time.

If the Business Combination is not consummated, the Excise Tax may make a transaction with us less appealing to other potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination, particularly an initial business combination in which PIPE issuances are not substantial. Further, the application of the Excise Tax in the event of a liquidation is uncertain, and the proceeds held in the trust account could be subject to the Excise Tax, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this Annual Report captioned “Income Tax Considerations-United States Federal Income Taxation-General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of this Annual Report captioned “Income Tax Considerations-United States Federal Income Taxation-U.S. Holders-Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of this Annual Report captioned “Income Tax Considerations -United States Federal Income Taxation-U.S. Holders-Passive Foreign Investment Company Rules.”

General Risk Factors

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

On March 22, 2023, there were three holders of record of our units, 20 holders of record of our Class A ordinary shares (on a stand-alone basis, apart from our units), one holder of record of our Class B ordinary shares and one holder of record of our warrants (on a stand-alone basis, apart from our units).

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Our sponsor’s wholly-owned U.S. subsidiary purchased 325,000 and 27,857 private units, and EarlyBirdCapital purchased 25,000 and 2,143 private units, in each case at a price of $10.00 per unit in private placements that occurred concurrently with the closings of our initial public offering in February and March 2021 and generated aggregate gross proceeds of $3,800,000. Each private unit consists of one Class A ordinary share and one-half warrant to purchase an additional Class A ordinary share. Each whole private warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private units were, in part, used to cover offering expenses related to our initial public offering, and in part, were placed in a bank account (not in the trust account). If we do not complete a business combination within 30 months from the closing of our initial public offering, the private warrants will expire worthless. The private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor, EarlyBirdCapital or their respective permitted transferees. The sale of the private units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from IPO

Upon the closings of the IPO, a total of $115,000,000, comprised of the gross proceeds from the two closings of our initial public offering, including $4,025,000 of the underwriter’s advisory fee to be paid in connection with the initial business combination was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds of the sale of the private units was, in part, used to pay offering expenses for the initial public offering and, in part, placed in our bank account, to be available for our working capital.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies, and, in June 2022, entered into a business combination agreement with Holisto, as described in “Item. 1 Business— Recent Developments” above. We intend to effectuate our prospective initial business combination using (i) cash from the proceeds of our initial public offering and the private placements of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, and/or (iii) cash from one or more debt financings.

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

As indicated in the accompanying financial statements, at December 31, 2022 we had approximately $60 thousand of cash and cash equivalents and an accumulated deficit of approximately $1,203 thousand. Although we raised $115 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and an additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the prospective Holisto Business Combination or a related capital-raise will be successful.

Recent Developments

Entry into a Business Combination Agreement

On June 9, 2022, we entered into the Business Combination Agreement, by and among our company, Holisto, and MergerSub. The prospective transactions set forth in the Business Combination Agreement (the “Transactions”) will constitute a “Business Combination” as contemplated by our amended and restated memorandum and articles of association. The Business Combination Agreement and the Transactions contemplated thereby have been unanimously approved by the boards of directors of Moringa and Holisto, and by the shareholders of Holisto.

The following description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the Business Combination Agreement, a copy of which is included as Exhibit 2.1 to our Current Report on Form 8-K, filed with the SEC on June 13, 2022. Capitalized terms used in this Annual Report and not otherwise defined herein have the meanings assigned to them in the Business Combination Agreement.

Pursuant to the Business Combination Agreement, at the Closing of the prospective Transactions contemplated thereunder, and following the Capital Restructuring (as each such term is defined and described below): (i) Merger Sub will merge with and into our company, with our company continuing as the surviving entity and a wholly-owned subsidiary of Holisto (the “Merger”); (ii) our units, to the extent not previously separated, will be separated into Class A ordinary shares and warrants; (iii) Class B ordinary shares will be converted into Moringa Class A Ordinary Shares; (iv) the Class A ordinary shares will be converted into ordinary shares of Holisto (“Holisto Ordinary Shares”) in accordance with the ratio described below; (v) each Moringa warrant will be converted into one Holisto warrant (on the same terms contained in the Moringa warrants, except that each Holisto warrant will represent the right to acquire Holisto ordinary shares in lieu of Moringa Class A ordinary shares); (vi) Moringa will become a wholly-owned subsidiary of Holisto; and (vii) Moringa, as a wholly-owned subsidiary of Holisto, will change its corporate name to Holisto Inc. and will amend and restate its Amended and restated memorandum and articles of association so as to be appropriate for a private company.

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

Because more than 75% of the public shares were redeemed in connection with the Extension Meeting, each remaining public share that is not redeemed in connection with the Holisto Business Combination will be entitled to receive 1.6 Holisto Ordinary Shares.

Prior to the Closing, but subject to the completion of the Closing, Holisto will effect a capital restructuring of its outstanding equity securities (the “Capital Restructuring”) so that the only class of outstanding equity of Holisto will be Holisto Ordinary Shares (along with certain options and warrants to be rolled over in connection with the Transactions). To effect the Capital Restructuring, (i) warrants to purchase Holisto Ordinary Shares, Ordinary A Shares and Preferred Shares (with certain exceptions) will be automatically exercised in accordance with their terms; (ii) each existing Simple Agreement for Future Equity (“SAFE”) that is outstanding for Holisto securities as of the date of the Business Combination Agreement (excluding any New SAFE Agreement) will be converted automatically into Holisto Ordinary Shares in accordance with the terms of the SAFE agreements; (iii) the preferred shares and ordinary A shares of Holisto (including preferred shares and ordinary A shares issuable upon exercise of warrants that are exercised as part of the Capital Restructuring) will be converted into Holisto Ordinary Shares in accordance with their terms with the result that only Holisto Ordinary Shares will be outstanding. Holisto will then effect a share split, to become effective immediately prior to the Closing, and subject to the effectiveness of the Merger, pursuant to which each Holisto Ordinary Share outstanding as of immediately prior to the effective time of the Merger (but after the exercises and conversions described above, and excluding and prior to the issuance of any shares pursuant to a New SAFE Agreement) will be converted into the number of Holisto Ordinary Shares computed by (A) multiplying each such Holisto Ordinary Share by (B) the conversion ratio described below (the “Conversion Ratio”); and (iv) with respect to outstanding options and warrants to purchase Holisto Ordinary Shares that are not exercised as part of the Capital Restructuring, the number of Holisto Ordinary Shares issuable upon exercise of those securities, as well as the exercise price of those securities, will be adjusted in accordance with the Conversion Ratio. The Conversion Ratio is based on a specific Holisto valuation, and specific share price per Holisto Ordinary Share. The Business Combination Agreement does not provide for any purchase price adjustments to the Conversion Ratio as part of the pre-Closing Capital Restructuring.

Contemporaneously with the execution of the Business Combination Agreement, Holisto, Moringa and an institutional investor (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which Holisto agreed to issue to the Investor and the Investor agreed to purchase from Holisto contemporaneously with the prospective Closing under the Business Combination Agreement, on and subject to the terms and conditions of the Securities Purchase Agreement, Holisto’s secured senior convertible note (the “Investor Note”), and a warrant to purchase Holisto Ordinary Shares (the “Financing Warrant”). The Securities Purchase Agreement was terminated as of September 5, 2022 pursuant to Holisto’s termination right, with no liability on the part of any party, other than Holisto’s obligation to reimburse the Investor for its legal counsel’s fees. The Securities Purchase Agreement, and the termination thereof are described in our Current Reports on Form 8-K, filed with the SEC on June 13, 2022 and September 6, 2022, respectively.

The consummation of the prospective Business Combination is subject to certain conditions as further described in the Business Combination Agreement. For a more detailed description of the Business Combination Agreement, please see the section titled “Business Combination” in Item 1 of this Annual Report

Extension of Date to Consummate a Business Combination and Sponsor Contribution

On January 5, 2023 and in the period thereafter, we filed with the SEC and distributed to our shareholders a definitive proxy statement in which we notified our shareholders that we would be holding the Extension Meeting for the purpose of considering and voting on, among other proposals: (i) a proposal to approve, by way of special resolution, an amendment to our amended and restated memorandum and articles of association to provide for the Extension—i.e., to extend by six months, from February 19, 2023 to August 19, 2023 (or such earlier date as may be determined by our board of directors in its sole discretion), the deadline by which we would need to consummate an initial business combination (the “Articles Extension Proposal”), (ii) a proposal to amend the Investment Management Trust Agreement, dated as of February 19, 2021, to which we are party with Continental Stock Transfer & Trust Company, to extend the term of that agreement for a corresponding period of six months to reflect the Extension under our amended and restated memorandum and articles of association (the “Trust Extension Proposal”), and (iii) a proposal to approve, by way of ordinary resolution of the holders of the Class B ordinary shares, the re-appointment of each of Ilan Levin, Craig Marshak, Ruth Alon, Michael Basch, and Eric Brachfeld as directors serving on our board of directors until the second succeeding annual general meeting of our company and until their successors are elected and qualified (the “Director Election Proposal”). Each such proposal was described in more detail in the definitive proxy statement related to the Extension Meeting, which we filed with the SEC on January 5, 2023, and which is incorporated by reference herein.

On January 26, 2023, we announced that if the Articles Extension Proposal and the Trust Extension Proposal were to be approved at the Extraordinary Meeting and the Extension implemented, our sponsor or its designees would deposit into the trust account as a loan (a “Contribution”, and the sponsor or its designee making such Contribution, a “Contributor”) on February 19, 2023, and on the 19th day of each subsequent calendar month until the Extension Date, or such earlier date on which our board of directors determines to liquidate the Company or an initial business combination is completed, the lesser of (x) $80,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date (each date on which a Contribution is to be deposited into the trust account, a “Contribution Date”). If we consummate an initial business combination or have announced our intention to commence winding up prior to any Contribution Date, the Contributor’s obligation to make Contributions will terminate.

On February 9, 2023, after an adjournment of two days following the originally-designated date for the Extension Meeting, we reconvened the Extension Meeting and our shareholders approved each of the Articles Extension Proposal, Trust Extension Proposal and Director Election Proposal.

Upon approval of the Extension, and based on the sponsor’s commitment to make the Contributions, we issued to the sponsor a non-interest bearing, unsecured promissory note in a principal amount of up to $480,000, representing the maximum potential amount of all Contributions. The note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. We have not requested that the sponsor reserve for, nor have we independently verified whether the sponsor will have sufficient funds to satisfy, any Contributions. If a Contributor fails to make a Contribution by an applicable Contribution Date, we will liquidate and dissolve as soon as practicable after such date and in accordance with our amended and restated memorandum and articles of association. If we do not consummate an initial business combination by the Extension Date, the promissory note will be repaid only from funds held outside of the trust account or will be forfeited.

In connection with the Extension Meeting, 8,910,433 Class A Ordinary Shares were redeemed, leaving 3,069,567 Class A Ordinary Shares— of which 2,589,567 are public shares— outstanding. As such, approximately 77.5% of the public shares were redeemed and approximately 22.5% of the public shares remain outstanding. After the satisfaction of such redemptions, the balance in our trust account was approximately $26.4 million (prior to any Contributions by the sponsor).

Amendments to Holisto Business Combination Agreement

On August 17, 2022 and January 1, 2023, we, Holisto and Holisto MergerSub, Inc. entered into Amendments No. 1 and No. 2, respectively, to the Holisto Business Combination Agreement.

Following these amendments, the Holisto Business Combination Agreement contains the following amended terms (which differ from the corresponding terms under the original agreement):

(1)	in the event that Holisto executes a financing transaction before the closing of the Holisto Business Combination, any equity securities of Holisto issued or issuable pursuant to such financing transactions will not reduce our security holders’ share of the combined company upon consummation of the Holisto Business Combination;

(2)	there are no longer any restrictions on either party soliciting any alternative offers for transactions with third parties;

(3)	if Holisto seeks financing alternatives and solicits other potential transactions as alternatives to the Holisto Business Combination, it must provide us at least 24 hours prior written notice before entering into any such financing or alternative transaction, and before making a related public filing; and

(4)	there is no closing condition for Holisto to have net tangible assets of at least $5,000,001 upon the completion of the Holisto Business Combination; instead, Holisto will need to be approved for listing on Nasdaq and to be in compliance with any set of Nasdaq Stock Market listing requirements immediately following the closing.

Under Section 7.1 of the Holisto Business Combination Agreement, as amended, either Moringa or Holisto may terminate the Agreement upon written notice to the other party, given that the Holisto Business Combination was not consummated on or prior to January 1, 2023. Amendment No. 2 to the Holisto Business Combination Agreement contemplates that, subject to certain conditions being timely satisfied, including our having obtained the approval of our shareholders to the Extension (which occurred on February 9, 2023), the parties to the Business Combination Agreement will make commercial efforts to progress towards the closing (assuming that the Holisto Business Combination Agreement is not terminated earlier). There can be no assurance that the closing of the Holisto Business Combination (if the Holisto Business Combination Agreement is not terminated earlier) will occur by April 1, 2023.

Holisto Registration Statement

On September 7, 2022, Holisto filed with the SEC the Holisto Registration Statement, as required under the Holisto Business Combination Agreement. On December 29, 2022 and February 7, 2023, Holisto filed with the SEC Amendments No. 1 and No. 2, respectively, to the Holisto Registration Statement. For the avoidance of doubt, such registration statement, and the amendments thereto, are not incorporated by reference herein.

Unless specifically stated, this Annual Report does not give effect to the prospective Holisto Business Combination and does not contain a description of the risks associated with the prospective Holisto Business Combination. Such risks and effects relating to the prospective Holisto Business Combination are described in a registration statement on Form F-4, filed by Holisto with the SEC on September 7, 2022. The Holisto Registration Statement also contains a description of the business, operations, financial condition, management, governance, capitalization and other materials terms related to the combined company following the Business Combination, as well as information regarding the redemption process and the shareholders’ meeting of Moringa at which the Transactions will be brought for approval.

Nasdaq Deficiency Notice

On March 28, 2023, we received a notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(3), which requires us to satisfy the Minimum Public Holders Rule. The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The notice states that we have 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. If we are unable to regain compliance by that date, we intend to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2022 date of our audited financial statements contained in this Annual Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

For the years ended December 31, 2022 and December 31, 2021, we had net profit of $584 thousand and net loss of $755 thousand, respectively, which were attributable to the following factors:

(i)	for the year ended December 31, 2022, gain of (x) $131 thousand due to the change in fair value of our private placement warrants, and (y) $1,686 thousand attributable to interest earned on investments held in our trust account (held for the benefit of the public holders of our Class A ordinary shares), offset, in part, by $1,232 thousand of administrative operating expenses; and

(ii)	for the year ended December 31, 2021, gain of (x) 182 thousand due to the change in fair value of our private placement warrants, and (y) $6 thousand attributable to interest earned on investments held in our trust account (held for the benefit of the public holders of our Class A ordinary shares), offset, in part, by $944 thousand of administrative operating expenses.

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

At the time of our IPO in February and March 2021, we raised $116,200,000 of net proceeds from (i) the sale of units to the public in the offering, after deducting offering expenses of approximately $300,000 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000) that have been or will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial business combination transaction, and (ii) the sale of private units for a purchase price of $3,800,000 in the aggregate. Of that $116,200,000 amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account. As of February 9, 2023, we had approximately $26.4 million of investments held in that trust account (prior to any Contributions by the sponsor), all of which was invested in Goldman Sachs money market funds. In addition, the sponsor is committed to funding an additional $80,000 to the trust account on the 19th day of each month beginning in February 2023 until (but not including) August 19, 2023, for $480,000 in total, for so long as we have not yet completed an initial business combination or determined to liquidate our company.

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

Subsequent to our initial public offering, our working capital needs were initially satisfied primarily by the $1.2 million available to us initially outside our trust account. Subsequently, in August 2021, our sponsor agreed to make available to us up to $1,000,000, which is evidenced by a promissory note that we issued to our sponsor, and which is repayable upon the earlier of August 19, 2023 (the 30-month, liquidation deadline for our company) or our consummation of our initial business combination. Of the amounts available under that promissory note, we borrowed $300,000 in December 2021, an additional $300,000 in January 2022, $50,000 more in June 2022 and the remaining $350,000 that was available in July 2022. No amounts remain available to us under that note as of the current time. In addition, we have borrowed an additional $190,000 under two promissory notes that we issued to our sponsor in December 2022, as well as (i) $75,000 borrowed in February 2023 and (ii) $50,000 borrowed on March 15, 2023, in each case under a $310,000 promissory note that we issued to our sponsor in February 2023. As of the date of this Annual Report, $185,000 remains available to us under that February 2023 promissory note. The sponsor is not required, however, to fund any of that $185,000 amount.

As of December 31, 2022, we had $60 thousand of cash deposited in our bank account held outside of the trust account. We intend to use those funds and any additional funding that we have subsequently received and may receive and that we hold outside of the trust account primarily towards activities related to our prospective Business Combination (or any other business combination). Those activities include, in primary part, structuring, negotiating and completing the Holisto Business Combination, securing financing (including commitment fees) for the post-business combination company, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use those funds outside of the trust account for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

In order to fund working capital deficiencies or finance transaction costs in connection with the prospective Business Combination or any other initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans (all of which has been committed or may be committed to us by our sponsor under the $1,500,000 principal amount of the various outstanding promissory notes) may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We believe that we may need to obtain additional funds in order to satisfy our liquidity needs in our pursuit of an initial business combination, as we have exhausted all but $185,000 of the remaining available amounts under the foregoing promissory notes. Our sponsor is not obligated to fund that $185,000 amount. Our actual working capital needs will depend on when our business combination is consummated.

We cannot assure you that we will be able to successfully consummate the prospective Holisto Business Combination or any other initial business combination.

It is likely that we will be obligated to redeem a significant number of additional public shares upon completion of our initial business combination, which will reduce the funds from the trust that become available to the surviving company of the business combination. In that case, Holisto (or any other company with which we combine) will likely need to issue additional securities or incur debt in connection with the business combination. Subject to compliance with applicable securities laws, the surviving public company would only complete such financing simultaneously with the completion of our business combination. In addition, following our initial business combination, if cash on hand is insufficient, the new public company surviving from the business combination may need to obtain additional financing in order to meet its obligations.

If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate our trust account, which liquidation would be less than 12 months after the date of this Annual Report. That factor, together with our need for additional funds in order to fund operations until our initial business combination, raise substantial doubt about our ability to continue as a “going concern”. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor on our audited financial statements, which appears in Item 15 of this Annual Report.

Cash provided by operating activities

For the year ended December 31, 2022, net cash provided by operating activities was $816 thousand. That cash provided by operating activities reflected our net profit of $584 thousand for the year, as adjusted to reflect the following matters:

●	an increase in cash due to a decrease by $325 thousand in prepaid expenses and a $48 thousand increase in accrued expenses that were not included in our net profit; and

●	a decrease in cash in order to eliminate a non-cash gain of $131 thousand attributable to the change in fair value of our private placement warrants and $10 thousand attributable to a decrease in liability to a related party that was included in our net profit.

Cash provided by financing activities

For the year ended December 31, 2022, net cash provided by financing activities was $890 thousand reflecting funds that we borrowed from our sponsor under the promissory notes that we issued to our sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

Private Warrant Liability

Please refer to Note 6 - Fair Value Measurements to our financial statements for the method and level 3 inputs used for the measurement of the Private Warrant Liability.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

As noted in our annual report on Form 10-K for the year ended December 31, 2021, based upon an evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Since that time, we have been implementing a number of measures to remediate such material weaknesses; however, as of December 31, 2022 management has not remediated the material weakness. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

None.

Item 9.C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Ilan Levin	57	Chairman of the Board and Chief Executive Officer
Gil Maman	40	Chief Financial Officer
Dan Yalon	50	Advisor
Craig Marshak	63	Vice Chairman
Ruth Alon	71	Director
Michael Basch	38	Director
Eric Brachfeld	61	Director

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

Dan Yalon, Advisor. Mr. Yalon has, for approximately 20 years, held senior management positions at several of Israel’s largest high technology companies. Since August 2020, he has been a Venture Partner at Moringa Capital, an investment and consultancy firm and an affiliate of our sponsor. Since 2018, Mr. Yalon has served as Chief Business Officer at SimilarWeb. From 2012 to 2018, Mr. Yalon served as Executive Vice President at Stratasys (NASDAQ: SSYS). At Stratasys, Mr. Yalon played a key part in executing the Stratasys - Objet merger in 2012, followed by a series of over 10 acquisitions valued at over $1 billion in the aggregate. Previously, Mr. Yalon served as Chief Strategy Officer at NICE Systems (NASDAQ: NICE), a worldwide leader in enterprise software solutions in the customer engagement and financial compliance market segments and as Head of Strategy and New Business Initiatives at Amdocs (NASDAQ: DOX), the global leader in business operations software for communications, cable, satellite and other related service providers. Mr. Yalon is a graduate of Harvard Business School’s AMP program and holds a dual degree of B.A. in Business and LL.B (Law) from the Hebrew University in Jerusalem.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all (if any) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were fulfilled in a timely manner.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website. The information contained in or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any report filed with the SEC.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “-Directors and Executive Officers.”

●	Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private units that are held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares and private units will be subject to the following transfer restrictions:

o	50% of the founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) six months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

o	The remaining 50% of the founders shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, unless the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, in which case those shares will be released from the lock-up.

o	With certain limited exceptions, the private units and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but have agreed in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction without the consent of the representative.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
Moringa Sponsor, LP and affiliated entities(3)	3,227,857	(4)	54.3	%(5)
Saba Capital Management, L.P. and affiliated entities (6)	1,130,554		9.4	%(7)
Linden Capital L.P.(8)	675,000		5.6	%(9)
Glazer Capital, LLC(10)	275,000		9.0%
Radcliffe Capital Management, L.P.(11)	199,700		6.5%
Aristeia Capital, L.L.C.(12)	1,001,848		8.4	%(13)
Directors and Executive Officers
Ilan Levin(3)	3,227,857	(4)	54.3	%(5)
Gil Maman	-		-
Dan Yalon	-		-
Craig Marshak	-		-
Ruth Alon	-		-
Michael Basch	-		-
Eric Brachfeld	-		-
All officers, directors and director nominees as a group (seven individuals)	3,227,857	(4)	21.7	%(5)

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Moringa Partners Ltd., 250 Park Avenue, 7th Floor New York, NY 10177.

(2)	Except where noted below, beneficial ownership percentage is calculated on the basis of 3,069,567 Class A ordinary shares issued and outstanding as of March 31, 2023. In addition, as of that date, our sponsor’s wholly-owned subsidiary (Moringa Sponsor US L.P.) holds all 2,875,000 outstanding Class B ordinary shares, which will convert into Class A ordinary shares on a one-for-one basis upon consummation of our initial business combination. Other than the foregoing conversion provisions, Class B ordinary shares have the same rights as Class A ordinary shares, except that only Class B ordinary shares have the right to vote in the election of directors, as described below. Consequently, we have treated the 2,875,000 Class B ordinary shares as part of the Class A ordinary shares solely for the purposes of the presentation of our sponsor (and its wholly-owned subsidiary’s) beneficial ownership herein (whereas for all other 5% or greater shareholders, the Class A ordinary shares that underlie the Class B ordinary shares are not counted as issued and outstanding and do not reduce their beneficial ownership of Class A ordinary shares).

(3)	Based solely on a Schedule 13G filed with the SEC on February 15, 2022 by the reporting persons. The shares reported in this row are held of record by Moringa Sponsor US L.P., a Delaware limited partnership and a wholly-owned subsidiary of our sponsor, Moringa Sponsor, LP, a Cayman Islands exempted limited partnership. Moringa Partners Ltd., an Israeli company that is wholly-owned by Mr. Levin, serves as the sole general partner of our sponsor. Mr. Levin, our Chairman of the Board and Chief Executive Officer, is the sole director of that Israeli company. As a result of his ownership of that Israeli company, Mr. Levin possesses sole voting and investment authority with respect to the shares of our company indirectly held by our sponsor. The limited partnership interests of our sponsor are held by various individuals and entities. Mr. Levin disclaims beneficial ownership of the securities held by our sponsor other than to the extent of his direct or indirect pecuniary interest in such securities. Each of our officers, directors and director nominees are direct and indirect members of our sponsor, or have direct or indirect economic interests in our sponsor.

(4)	These shares consist of 2,875,000 founders shares and 352,857 private shares contained in the private units purchased by the sponsor and/or its affiliates in a private placement that occurred concurrently with the closing of our initial public offering.

(5)	This percentage is calculated based on 5,944,567 outstanding ordinary shares, consisting of 3,969,567 Class A ordinary shares and 2,875,000 Class B ordinary shares (because the sponsor holds all such Class B ordinary shares).

(6)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership, Saba Capital Management GP, LLC, a Delaware limited liability company, and Mr. Boaz R. Weinstein. Each of these persons may be deemed to be the beneficial owner of all of the reported shares and possess shared voting power with respect to all of these shares. The address for these persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(7)	This percentage, as appearing in the Schedule 13G/A filed by Saba Capital Management and its related persons with the SEC on February 14, 2023, is based on 11,980,000 outstanding Class A ordinary shares, which was the outstanding number prior to the redemption of shares in connection with the Extension Meeting, which reduced the number of outstanding Class A ordinary shares. We are uncertain as to the actual number of Class A ordinary shares (if any) now held by this shareholder and what percentage that constitutes out of the current number of outstanding Class A ordinary shares (3,969,567).

(8)	Based solely on a Schedule 13G filed with the SEC on February 14, 2022 by Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), and Mr. Siu Min (Joe) Wong. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of all of the reported shares, which consist of 633,011 shares held by Linden Capital and 41,989 shares held by separately managed accounts. Each of Linden GP and Linden Capital may be deemed the beneficial owner of the 633,011 shares held by Linden Capital. Linden Capital and Linden GP possess shared voting power over 633,011 of the reported shares and Linden Advisors and Mr. Wong possess shared voting power over all of the reported shares.

(9)	This percentage, as appearing in the Schedule 13G filed by Linden Capital and its related entities with the SEC on February 14, 2022, is based on 11,980,000 outstanding Class A ordinary shares, which was the outstanding number prior to the redemption of shares in connection with the Extension Meeting, which reduced the number of outstanding Class A ordinary shares. We are uncertain as to the actual number of Class A ordinary shares (if any) now held by this shareholder and what percentage that constitutes out of the current number of outstanding Class A ordinary shares (3,969,567).

(10)

Based solely on a Schedule 13G/A filed with the SEC on March 10, 2023 by Glazer Capital, LLC, a Delaware limited liability company, and Mr. Paul J. Glazer. Each of these persons may be deemed to be the beneficial owner of all of the reported shares and possess shared voting power with respect to all of these shares. The address for these persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(11)

Based solely on a Schedule 13G filed with the SEC on February 16, 2023 by Radcliffe Capital Management, L.P., a Delaware limited partnership, RGC Management Company, LLC, a Delaware limited liability company, Radcliffe SPAC Master Fund, L.P., a Cayman Islands limited partnership, Radcliffe SPAC GP, LLC, a Delaware limited liability company, Mr. Steven B. Katznelson, and Christopher Hinkel. Each of these persons may be deemed to be the beneficial owner of all of the reported shares and possess shared voting power with respect to all of these shares. The address for these persons is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(12)

Based solely on a Schedule 13G filed with the SEC on February 13, 2023 by Aristeia Capital, L.L.C., a Delaware limited liability company. Aristeia Capital, L.L.C. is the investment manager of, and has voting and investment control with respect to the securities described herein held by, one or more private investment funds. This person may be deemed to be the beneficial owner of all of the reported shares and possess shared voting power with respect to all of these shares. The address for these persons is One Greenwich Plaza, 3rd Floor Greenwich, CT 06830.

(13)	This percentage, as appearing in the Schedule 13G filed by Aristeia Capital, L.L.C. with the SEC on February 14, 2022, is based on 11,980,000 outstanding Class A ordinary shares, which was the outstanding number prior to the redemption of shares in connection with the Extension Meeting, which reduced the number of outstanding Class A ordinary shares. We are uncertain as to the actual number of Class A ordinary shares (if any) now held by this shareholder and what percentage that constitutes out of the current number of outstanding Class A ordinary shares (3,969,567).

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

Concurrently with the closings of our initial public offering (including the full exercise of the underwriters’ over-allotment option), our sponsor and EarlyBirdCapital purchased, in the aggregate, 380,000 private units at a price of $10 per unit ($3,800,000) in a private placement. Our sponsor purchased 352,857, of those units and EarlyBirdCapital purchased 27,143, of those units. Each private unit is comprised of one Class A ordinary share and one-half warrant (to purchase one-half Class A ordinary share). Each whole private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. The purchase price of the private units was added to the proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination within 30 months from the closing of our initial public offering (based upon the Extension Date), the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. The private warrants will not be redeemable by us so long as they are held by the sponsor, EarlyBirdCapital or their respective permitted transferees. If the private warrants are held by holders other than our sponsor, EarlyBirdCapital or their respective permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our initial public offering. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering.

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

In addition, as part of the Holisto Business Combination, the Company also agreed that, prior to the filing of the Registration Statement, Holisto, EarlyBirdCapital, Inc., the Sponsor, and with respect to a certain aspect of the agreement, Moringa, are to enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), which will amend that certain Registration Rights Agreement detailed above. Pursuant to the Amended and Restated Registration Rights Agreement, which will become effective as of the Closing of the Business Combination, Holisto will assume the obligations of Moringa under the prior Moringa registration rights agreement, and, among other things, Moringa will assign, and Holisto agreed to accept and assume, all of Moringa’s rights and obligations under the prior agreement from and after the Closing, pursuant to which Holisto will grant the holders certain registration rights with respect to certain securities of Holisto, as set forth in the Amended and Restated Registration Rights Agreement.

As part of the agreement, at any time and from time to time on or after the date the Merger is consummated, the Sponsor (or its affiliates) may make a written demand for registration of all or part of their Registrable Securities (as defined in the Amended and Restated Registration Rights Agreement), which written demand shall describe the amount and type of securities to be included in such registration and the intended method(s) of distribution thereof. Upon receipt by Holisto of any such written notification from a requesting holder(s) to Holisto, such requesting holder(s) shall be entitled to have their Registrable Securities included in a registration pursuant to a demand registration and Holisto shall (i) file a registration statement (i.e., a Form F-1 or any similar long-form registration statement that may be available at such time) in respect of all Registrable Securities requested by the Sponsor and Requesting Holder(s) pursuant to such demand registration, not more than forty five (45) days immediately after Holisto’s receipt of the demand registration request, and (ii) shall effect the registration thereof as soon as practicable thereafter.

Additionally, if, at any time on or after the date of the Business Combination, Holisto proposes to file a registration statement under the Securities Act with respect to an offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into equity securities, for its own account or for the account of shareholders of Holisto, then it shall give written notice of such proposed filing to all of the holders of Registrable Securities as soon as practicable but not less than ten (10) days before the anticipated filing date of such registration statement, which notice shall, among other items, offer to all of the holders of Registrable Securities the opportunity to register the sale of such number of Registrable Securities. Holisto shall, in good faith, cause such Registrable Securities to be included in such piggyback registration and shall use its best efforts to cause the managing underwriter of a proposed underwritten offering to permit the Registrable Securities requested by the Holders to be included in a piggyback registration on the same terms and conditions as any similar securities of Holisto included in such registration and to permit the sale or other disposition of such Registrable Securities in accordance with the intended method(s) of distribution thereof.

Holisto’s obligation to file a registration statement or include Holisto Ordinary Shares in a registration statement pursuant to the Amended and Restated Registration Rights Agreement is subject to the restriction on filing registration statements contained in the Securities Purchase Agreement with the Investor.

A copy of the Amended and Restated Registration Rights Agreement is filed as an exhibit to the Current Report on Form 8-K filed with the SEC on June 13, 2022 and is incorporated by reference herein, and the foregoing description of the Amended and Restated Registration Rights Agreement is qualified in its entirety by reference thereto.

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

We have entered into an Administrative Services Agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 30 months, our sponsor will be paid up to $10,000 per month ($300,000 in the aggregate) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

In addition, in order to finance costs in connection with our pursuit of a prospective initial business combination transaction, our sponsor has lent us an additional $1,315,000 pursuant to promissory notes that we issued to our sponsor in August 2021 ($1.0 million), December 2022 (two promissory notes in an aggregate amount of $190,000) and February 2023 ($75,000 borrowed in February 2023 and $50,000 borrowed on March 15, 2023, in each case under a $310,000 promissory note that we issued to our sponsor in February 2023). As of the date of this annual report, we had borrowed all amounts under those promissory note with our sponsor, other than up to $185,000 that our sponsor may make available to us (with no obligation to do so) under the $310,000 February 2023 promissory note. Loans under that note are non-interest bearing, unsecured and are due at the earlier of August 19, 2023 (the liquidation date for our company) or the closing of our initial business combination.

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

We have entered into a registration rights agreement with respect to the founders shares, private units, representative shares and warrants issued upon conversion of working capital loans (if any), which is described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Registration Rights.”

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

Moreover, on February 9, 2023, the Company issued a promissory note (a “Promissory Note”) in the principal amount of up to $480,000 to the Sponsor, in connection with the Extension. The Sponsor will pay $80,000 of such funds to the Company’s trust account on or before February 19, 2023, and the 19th day of each subsequent calendar month until August 19, 2023 or such earlier date that the board determines to liquidate the Company or the date an initial business combination is completed. The Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company.

The foregoing description is qualified in its entirety by reference to the Note, a copy of which is attached as an exhibit to the Company’s Current Report on Form 8-K, as filed on February 9, 2023 and, which is incorporated by reference herein.

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

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private units held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of $170,000 in loans that were provided to us by our sponsor to cover offering-related and organizational expenses, which repayment already occurred;

●	Repayment of up to $1,500,000 in loans that may be provided to us by our sponsor to cover expenses related to our pursuit of a business combination transaction under promissory notes that we have issued to the sponsor;

●	Payment to our sponsor of up to $10,000 per month for office space, administrative and support services;

●	Payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of additional loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; and

●	At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman (“PwC Israel”), for services rendered for the year ended December 31, 2022 and December 31, 2021:

	2022	2021
	(US$ in thousands)	(US$ in thousands)
Audit Fees(1)	80	85
Audit-Related Fees (2)	-	48
Tax Fees	-	-
All Other Fees	-	-

Total	80	133

(1)	Audit fees consist of fees that we paid for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For 2021, these fees consisted of financial due diligence services provided to us by PwC Israel in respect of potential target companies for our initial business combination.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 16, 2021, by and between the registrant and EarlyBirdCapital, Inc., as underwriter.(1)
1.2	Business Combination Marketing Agreement, dated February 16, 2021, by and between the Registrant and EarlyBirdCapital, Inc., as advisor (2)
2.1	Business Combination Agreement, dated as of June 9, 2022, by and among Holisto Ltd., Holisto MergerSub, Inc. and Moringa Acquisition Corp (18)
2.2	Amendment No. 1, dated as of August 17, 2022, to Business Combination Agreement, dated as of June 9, 2022, by and among Moringa Acquisition Corp, Holisto Ltd., and Holisto MergerSub, Inc. (19)
2.3	Amendment No. 2, dated as of January 1, 2023, to the Business Combination Agreement, dated as of June 9, 2022, by and among Moringa Acquisition Corp, Holisto Ltd., and Holisto MergerSub, Inc. (20)
3.1	Amended and restated memorandum and articles of association of the Registrant.(3)
3.2	Amendment to the Amended and restated memorandum and articles of association of the Company (15)
4.1	Specimen Unit Certificate.(4)
4.2	Specimen Class A Ordinary Share Certificate.(5)
4.3	Specimen Warrant Certificate.(6)
4.4	Warrant Agreement, dated February 19, 2021, between Continental Stock Transfer & Trust Company and the Registrant.(7)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.*
10.1	Letter Agreement, dated February 16, 2021, by and among the Registrant, its officers and directors and Moringa Sponsor LP.(8)
10.2	Investment Management Trust Agreement, dated February 19, 2021, by and between Continental Stock Transfer & Trust Company and the Registrant.(9)
10.2.1	Amendment to Investment Management Trust Agreement, dated as of February 9, 2023(16)
10.3	Registration Rights Agreement, dated February 19, 2021, by and between the Registrant and certain security holders.(10)
10.3.1	Form of Amended and Restated Registration Rights Agreement, by and among Holisto Ltd., Moringa Sponsor, L.P., any other future holders of Holisto Ltd. ordinary shares who may become party thereto, and Moringa Acquisition Corp (25)
10.4	Administrative Services Agreement, dated February 16, 2021, between the Registrant and Moringa Acquisition Sponsor, L.P.(11)
10.5.1	Private Units Purchase Agreement, dated February 19, 2021, by and between the Registrant and Moringa Sponsor US LP.(12)
10.5.2	Private Units Purchase Agreement, dated February 19, 2021, by and between the Registrant and EarlyBirdCapital, Inc.(13)
10.6	Form of Indemnity Agreement entered into between the Registrant and each of its executive officers and directors.(14)
10.7.1	Promissory Note issued by the Registrant to Moringa Acquisition Sponsor, L.P. (dated August 9, 2021)*
10.7.2	Amendment, dated February 9, 2023, to Promissory Note dated August 9, 2021*
10.8.1	Promissory Note issued by the Registrant to Moringa Acquisition Sponsor, L.P. (dated December 6, 2022)*
10.8.2	Amendment, dated February 9, 2023, to Promissory Note dated December 6, 2022*
10.9.1	Promissory Note issued by the Registrant to Moringa Acquisition Sponsor, L.P. (dated December 21, 2022)*
10.9.2	Amendment, dated February 9, 2023, to Promissory Note dated December 21, 2022*
10.10	Promissory Note issued by the Registrant to Moringa Acquisition Sponsor, L.P. (dated February 8, 2023)*
10.8	Promissory Note issued by the Registrant to Moringa Acquisition Sponsor, L.P. (dated February 9, 2023) (17)
10.9	Form of Shareholder Voting and Support Agreement, dated as of June 9, 2022, by and among Holisto Ltd., Moringa Acquisition Corp and the shareholders of Holisto party thereto (21)
10.10	Form of Lock-Up Agreement, dated as of June 9, 2022, entered into by each shareholder of Holisto Ltd. party thereto in favor of Holisto Ltd. (22)
10.11	Form of Lock-Up Agreement, dated as of June 9, 2022, entered into by Moringa Sponsor US L.P. in favor of Holisto Ltd. (in respect of Moringa founder shares) (23)
10.12	Form of Lock-Up Agreement, dated as of June 9, 2022, entered into by certain shareholders of Moringa Acquisition Corp party thereto in favor of Holisto Ltd. (in respect of Moringa private units) (24)
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(2)	Incorporated herein by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(3)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

(4)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

(5)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

(6)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

(7)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(8)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(9)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(10)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(11)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(12)	Incorporated herein by reference to Exhibit 10.5.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(13)	Incorporated herein by reference to Exhibit 10.5.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(14)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

(15)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2023.

(16)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2023.

(17)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 9, 2023.

(18)	Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2022.

(19)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 17, 2022.

(20)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2023.

(21)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2022.

(22)	Incorporated herein by reference to Exhibit 10.2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2022.

(23)	Incorporated herein by reference to Exhibit 10.2.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2022.

(24)	Incorporated herein by reference to Exhibit 10.2.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2022.

(25)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2022.

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

Moringa Acquisition Corp

By:	/s/ Ilan Levin
Name:	Ilan Levin
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Ilan Levin	Chairman and Chief Executive Officer	March 31, 2023
Ilan Levin	(Principal Executive Officer)

/s/ Gil Maman	Chief Financial Officer	March 31, 2023
Gil Maman	(Principal Financial and Accounting Officer)

/s/ Craig Marshak	Vice Chairman	March 31, 2023
Craig Marshak

/s/ Ruth Alon	Director	March 31, 2023
Ruth Alon

/s/ Michael Basch	Director	March 31, 2023
Michael Basch

/s/ Eric Brachfeld	Director	March 31, 2023
Eric Brachfeld

MORINGA ACQUISITION CORP

FINANCIAL STATEMENTS

DECEMBER 31, 2022

U.S. DOLLARS

MORINGA ACQUISITION CORP

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Moringa Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Moringa Acquisition Corp (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in capital deficiency and cash flows for each of the two years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(e) to the financial statements, the Company has limited cash and has incurred losses since inception.  Moreover, if the Company is unable to complete a business combination by August 19, 2023 then the Company will cease all operations except for the purpose of liquidating. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(e). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 31, 2023

We have served as the Company’s auditor since 2020.

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel,
P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

MORINGA ACQUISITION CORP

BALANCE SHEETS

		December 31,	December 31,
	Note	2022	2021
A s s e t s		U.S. Dollars

ASSETS:
Cash and cash equivalents		59,714	38,944
Investments held in Trust Account		116,692,038	115,006,372
Prepaid expenses		43,853	368,853
TOTAL ASSETS		116,795,605	115,414,169

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES:
Accrued expenses		86,688	38,576
Related party	4	1,190,000	310,000
Private warrant liability		29,640	160,341
TOTAL LIABILITIES		1,306,328	508,917

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 11,500,000 shares at redemption value $10.15 and $10.00 as of December 31, 2022 and 2021, respectively		116,692,038	115,000,000

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized 480,000 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of December 31, 2022 and 2021;		48	48
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of December 31, 2022 and 2021;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 and 2021.		-	-
Additional paid-in capital		-	855,994
Accumulated deficit		(1,203,097)	(951,078)
TOTAL CAPITAL DEFICIENCY		(1,202,761)	(94,748)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		116,795,605	115,414,169

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

STATEMENTS OF OPERATIONS

	Note	Year ended December 31, 2022	Year ended December 31, 2021
		U.S. Dollars
		Except share data
INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT		1,685,666	6,372
GENERAL AND ADMINISTRATIVE	9	(1,232,342)	(943,933)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY		130,701	182,343
NET PROFIT (LOSS) FOR THE YEAR		584,025	(755,218)

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	8	11,500,000	9,875,342
BASIC AND DILUTED NET PROFIT (LOSS) PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION		$0.07	(0.06)

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES		3,555,000	3,301,959
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES		$(0.07)	(0.06)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT December 31, 2020	100,000	10	2,875,000	288	25,572	(195,860)	(169,990)
Sale of 380,000 Private Class A ordinary shares, net of issuance costs (see Note 3)	380,000	38			3,380,610		3,380,648
Accretion for Public Class A ordinary shares to redemption amount					(2,550,188)		(2,550,188)
Net loss for the year						(755,218)	(755,218)
BALANCE AT December 31, 2021	480,000	48	2,875,000	288	855,994	(951,078)	(94,748)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of December 31, 2022					(855,994)	(836,044)	(1,692,038)
Net profit for the year						584,025	584,025
BALANCE AT December 31, 2022	480,000	48	2,875,000	288	-	(1,203,097)	(1,202,761)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Year ended December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) for the year	584,025	(755,218)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Changes in the fair value of the private warrant liability	(130,701)	(182,343)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	325,000	(368,853)
Decrease in related party	(10,000)	(110,000)
Increase in accrued expenses	48,112	9,178
Net cash provided by (used in) operating activities	816,436	(1,407,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Public Units	-	115,000,000
Payment of underwriting commissions and offering expenses	-	(2,549,159)
Sale of Private Units, refer to note 3	-	3,800,000
Proceeds from a promissory note – related party	890,000	320,000
Repayment of promissory note – related party	-	(169,990)
Net cash provided by financing activities	890,000	116,400,851

INCREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	1,706,436	114,993,615
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF YEAR	115,045,316	51,701
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF YEAR	116,751,752	115,045,316

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	59,714	38,944
Investments held in trust account	116,692,038	115,006,372
Total cash, cash equivalents and investments held in a trust account	116,751,752	115,045,316

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Deferred offering costs	-	(77,699)

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

All activity for the year ended December 31, 2022, relates to the Company’s search for a target company, as well as attempts to consummate the Proposed Business Combination, as detailed in Note 1(f).

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

On February 9, 2023 the Company’s shareholders approved the proposal to extend the Mandatory Liquidation Date by which Moringa has to consummate a business combination from February 19, 2023 to August 19, 2023 (hereafter – the Extended Mandatory Liquidation Date). Refer to Note 10(a) – Subsequent Events, for additional information regarding the Extended Mandatory Liquidation Date and redemptions of the Company's Class A ordinary shares subject to possible redemption, after the balance sheet date.

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of December 31, 2022, the Company had approximately $60 thousand of cash and an accumulated deficit of $1,203 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its current endeavors to consummate the Proposed Business Combination, as detailed in Note 1(f), or a different Initial Business Combination, if the former does not occur.

Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several withdrawals of the Sponsor promissory notes. Management has determined that it will need to continue to rely and is significantly dependent on future promissory notes or other forms of financial support (of which the Sponsor is not obligated to provide). Moreover, the Company has until August 19, 2023 to consummate an Initial Business Combination, whether the Proposed Business Combination or a different one. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete an Initial Business Combination before the Extended Mandatory Liquidation Date. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Extended Mandatory Liquidation Date, nor will it be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

No adjustments have been made to the carrying amounts of assets or liabilities should the Company fail to obtain financial support in its pursuit to consummate an Initial Business Combination, nor if it is required to liquidate after the Extended Mandatory Liquidation Date.

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

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use by nature of the account and are readily convertible to known amounts of cash.

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

As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase an aggregate of 5,940,000 warrants in the calculation of diluted net profit (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net profit (loss) per share is the same as basic net profit (loss) per share for each of the periods presented, and for each class.

f.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. From the Company's incorporation and through December 31, 2022, the Company has not experienced any losses on these accounts.

As of December 31, 2022, the Company held its cash and cash equivalents in an SVB bank account, and its investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820.

g.	Public Warrants

The Company applied the provisions of ASC 815-40 and classified its public warrants, issued as part of the Public Units as detailed in Note 3, as equity securities.

h.	Private Warrant liability

The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the private warrants as liabilities at their fair value and adjusts the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the private warrants are exercised or expire, and any change in fair value is recognized in the Company’s statement of operations. Refer to Note 6 for information regarding the model used to estimate the fair value of the Private Warrants (as defined in Note 3).

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

Out of the total amount of offering costs, an amount of $7,599 was allocated to the Private Warrant Liability, and therefore charged as an expense.

m.	Income tax

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

n.	Recent accounting pronouncements

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

The Company borrowed $170 thousand under the promissory note, out of which $150 thousand were withdrawn prior to December 31, 2020 and an additional $20 thousand on February 2021. The total $170 thousand owed under the promissory note was repaid in March 2021, following the Closing of the Public Offering.

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

In December 2022 the Company and the Sponsor have entered into two additional Promissory Note agreement (hereafter – the Third and Fourth Promissory Note), according to which the Company may withdraw up to $190 thousand to fulfil its ongoing operational needs or preparations towards an Initial Business Combination.

During the year ended December 31, 2022 the Company borrowed an additional $890 thousand from the promissory note given by the Sponsor.

All of the outstanding Promissory Notes as of December 31, 2022 were amended due to the Extension, as detailed in Note 10, to reflect the change from the Mandatory Liquidation Date to the Extended Mandatory Liquidation Date.

Refer to Note 10(b) – Subsequent Events, for information regarding an additional promissory notes which were signed after the balance sheet date.

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

The composition of the Related Party balance as of December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
	In U.S. dollars
Promissory notes	1,190,000	300,000
Accrual for Administrative Services Agreement	-	10,000
	1,190,000	310,000

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 by level within the fair value hierarchy:

	Level	December 31, 2022	December 31, 2021
Assets:
Money market funds held in Trust Account	1	116,692,038	115,006,372
Liabilities:
Private Warrant Liability	3	29,640	160,341

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of December 31, 2022	As of December 31, 2021
Share price	$10.0	$10.0
Strike price	$11.5	$11.5
Volatility	50%	50%
Risk-free interest rate	4.00%	1.26%
Dividend yield	0.00%	0.00%

In U.S dollars
Value of private warrant liability measured with Level 3 inputs at Initial Measurement	342,684
Change in fair value of private warrant liability measured with Level 3 inputs	(182,343)
Value of warrant liability measured with Level 3 inputs at December 31, 2021	160,341
Change in fair value of private warrant liability measured with Level 3 inputs	(130,701)
Value of warrant liability measured with Level 3 inputs at December 31, 2022	29,640

NOTE 7 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

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

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of December 31, 2022, the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – NET PROFIT (LOSS) PER SHARE:

The following table reflects the calculation of basic and diluted net profit (loss) per share (in dollars, except share amounts):

	Year ended December 31,
	2022	2021
Net profit (loss) for the year	$584,025	$(755,218)
Accretion to Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	(1,685,666)	-
Net loss including Accretion	$(1,101,641)	$(755,218)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss including Accretion	$(852,835)	$(565,976)
Accretion	1,685,666	-
	$832,831	$(565,976)

Denominator:
weighted average number of shares	11,500,000	9,875,342

Basic and diluted net profit (loss) per Class A ordinary share subject to possible redemption	$0.07	$(0.06)

Non-redeemable Class A and B ordinary shares:
Numerator:
Net loss including Accretion	$(248,806)	$(189,242)

Denominator:
weighted average number of shares	3,355,000	3,301,959

Basic and diluted net loss per non-redeemable Class A and B ordinary share	$(0.07)	$(0.06)

NOTE 9 - GENERAL AND ADMINISTRATIVE:

The formation and other operating expenses for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31,
	2022	2021
	In U.S. dollars
Legal expenses	398,903	353,368
Audit, bookkeeping and accounting	143,101	110,237
Professional services	115,651	78,411
Management fees	120,000	109,295
Insurance	325,000	281,147
Nasdaq fees	129,500	-
Other	187	11,475
	1,232,342	943,933

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - SUBSEQUENT EVENTS:

a.	Extension to mandatory liquidation date and redemptions

On February 9, 2023, the Company held an extraordinary general meeting in lieu of the 2022 annual general meeting of the Company (the “Meeting”). At the Meeting, the Company’s shareholders approved the proposal to amend, by way of special resolution, an amendment to the Amended and Restated Articles to extend the date by which Moringa has to consummate a business combination from February 19, 2023 to August 19, 2023 (the Extended Mandatory Liquidation Date) or such earlier date as may be determined by the Board in its sole discretion.

In conjunction with the extension proposal, 8,910,433 Class A Ordinary Shares subject to possible redemption were redeemed for their redemption value, including accrued interest. As part of the redemption approximately $91 million have been withdrawn from the Investments held in Trust Account.

b.	Promissory notes

On February 8, 2023 the Sponsor issued its Fifth Promissory Note to the Company, in an amount of $310 thousand, of which $125 thousand were withdrawn in two installments of $75 thousand and $50 thousand in February and March, respectively. The Sponsor is not obligated to loan the remaining $185 thousand.

On February 9, 2023 the Sponsor issued its Sixth Promissory Note to the Company, in an amount of $480 thousand – in which the funds shall be despoited into the Company's trust account, in connection with the Extension. The Sponsor will pay the lesser of (x) $80,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date, to the Company’s trust account on or before February 19, 2023, and the 19th day of each subsequent calendar month until August 19, 2023 or such earlier date that the board determines to liquidate the Company or the date an initial business combination is completed. The Promissory Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) Extended Mandatory Liquidation Date.

As of the signing date of these financial statements, there have been two deposits into the trust account by the sposnsor, in an aggregated amount of $160 thousand.

c.	Nasdaq Deficiency Notice

On March 28, 2023 (hereafter – the Notice Date) the Company received a notice from the Nasdaq Listing Qualifications Department indicating that it is not in compliance with Nasdaq Listing Rule 5550(a)(3) (hereafter – the Rule), according to which the Company must satisfy the Minimum Public Holders Rule which requires listed companies to have at least 300 public holders. The Company is currently in the process of drafting a plan to regain compliance with the Rule, which needs to be submitted within 45 days of the Notice Date.