Form 10-Q
period 2023-03-31
Moringa Acquisition Corp
filed 2023-05-15
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, 3,069,567 Class A ordinary shares, par value $0.0001 per share (consisting of 2,589,567 public shares, 380,000 private shares and 100,000 representative shares), and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we”, “us”, “our”, “the company”, “our company” or “Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Extension” are to the extension of the deadline for our completion of an initial business combination from February 19, 2023 to August 19, 2023, which our shareholders approved at the Extension Meeting;

●	“Extension Date” are to August 19, 2023;

●	“Extension Meeting” are to the extraordinary general meeting in lieu of 2022 annual general meeting of our company that we held on February 9, 2023 at which, among other approvals, the Extension was approved;

●	“founders shares” are to our 2,875,000 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the founders shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“Holisto” are to Holisto Ltd., an Israeli company with which we have entered into the Holisto Business Combination Agreement;

●	“Holisto Business Combination” means the potential business combination with Holisto that is contemplated under the Holisto Business Combination Agreement;

●	“Holisto Business Combination Agreement” are to the Business Combination Agreement, dated June 9, 2022, by and among our company, Holisto, and Merger Sub, as amended by Amendments. No. 1 and No. 2 thereto;

●	“Holisto Registration Statement” are to the registration statement on Form F-4 (SEC File No. 333-267305) filed by Holisto in respect of the Holisto Business Combination, as amended by Amendments No. 1, 2 and 3 thereto, filed on December 29, 2022, February 7, 2023 and March 31, 2023, respectively;

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Moringa Sponsor US L.P., a Delaware limited partnership, and other holders (if any) of our founders shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on February 16, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“Merger Sub” are to Holisto MergerSub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holisto.

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“representative shares” are to the 100,000 Class A ordinary shares that we issued to EarlyBirdCapital (and/or its designees) in a private placement prior to our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“trust account” are to the U.S.-based trust accounts at Goldman Sachs & Co. and at JP Morgan Chase, which are maintained by Continental Stock Transfer & Trust Company acting as trustee, into which total amounts of $100,000,000 and $15,000,000 from the proceeds from the IPO and the concurrent private placement were deposited upon the two closings of the IPO, in February and March 2021.

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2022 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 31, 2023.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to complete the Holisto Business Combination, including the satisfaction of the closing conditions to the Holisto Business Combination Agreement and the timing of the completion of such business combination;

●	our expectations with respect to the future performance of Holisto and the anticipated financial impact of the Holisto Business Combination;

●	the occurrence of any event, change or other circumstance that could give rise to the termination of the Holisto Business Combination Agreement or could otherwise cause the transactions contemplated therein to fail to close;

●	our potential ability to obtain additional financing to complete the Holisto Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	risks associated with acquiring a technology-oriented business in Israel;

●	our public securities’ liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information regarding important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I, Item 1A. Risk Factors” in our 2022 Annual Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND FOR THE THREE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023 AND FOR THE THREE MONTHS ENDED ON THAT DATE

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

		March 31,	December 31,
	Note	2023	2022
		U.S. Dollars
A s s e t s

ASSETS:
Cash and cash equivalents		71,504	59,714
Investments held in Trust Account		26,846,861	116,692,038
Prepaid expenses		41,878	43,853
TOTAL ASSETS		26,960,243	116,795,605

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES:
Accrued expenses		278,231	86,688
Related party	4	1,605,000	1,190,000
Private warrant liability		24,757	29,640
TOTAL LIABILITIES		1,907,988	1,306,328

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 2,589,567 and 11,500,000 shares at redemption value of $10.37 and $10.15 as of March 31, 2023 and December 31, 2022, respectively		26,846,861	116,692,038

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized 480,000 issued and outstanding (excluding 2,589,567 and 11,500,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022;		48	48
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of March 31, 2023 and December 31, 2022;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022.		-	-
Accumulated deficit		(1,794,942)	(1,203,097)
TOTAL CAPITAL DEFICIENCY		(1,794,606)	(1,202,761)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		26,960,243	116,795,605

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Note	3 months ended March 31, 2023	3 months ended March 31, 2022
		U.S. Dollars
		Except share data
INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT		745,040	9,386
GENERAL AND ADMINISTRATIVE	9	(436,728)	(350,235)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY		4,883	95,190
NET PROFIT (LOSS) FOR THE PERIOD		313,195	(245,659)

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	8	7,495,311	11,500,000
BASIC AND DILUTED NET PROFIT (LOSS) PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION		0.08	(0.02)

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES		3,355,000	3,355,000
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES		(0.09)	(0.02)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	pain-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT December 31, 2021	480,000	48	2,875,000	288	855,994	(951,078)	(94,748)
Net loss for the period						(245,659)	(245,659)
BALANCE AT March 31, 2022	480,000	48	2,875,000	288	855,994	(1,196,737)	(340,407)

BALANCE AT December 31, 2022	480,000	48	2,875,000	288	-	(1,203,097)	(1,202,761)
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of March 31, 2023						(905,040)	(905,040)
Net profit for the period						313,195	313,195
BALANCE AT March 31, 2023	480,000	48	2,875,000	288	-	(1,794,942)	(1,794,606)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	3 months ended March 31, 2023	3 months ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) for the period	313,195	(245,659)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Changes in the fair value of the private warrant liability	(4,883)	(95,190)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,975	81,250
Increase in related party	30,000	30,000
Increase in accrued expenses	191,543	89,041
Net cash provided by (used in) operating activities	531,830	(140,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partial redemption of Class A ordinary shares subject to possible redemption	(90,750,217)	-
Proceeds from a promissory note – related party	385,000	300,000
Repayment of promissory note – related party	-	(10,000)
Net cash provided by (used in) financing activities	(90,365,217)	290,000

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	(89,833,387)	149,442
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF PERIOD	116,751,752	115,045,316
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF PERIOD	26,918,365	115,194,758

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	71,504	179,000
Investments held in trust account	26,846,861	115,015,758
Total cash, cash equivalents and investments held in a trust account	26,918,365	115,194,758

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

All activity for the three months ended March 31, 2023 and the year ended December 31, 2022, relates to the Company’s search for a target company, as well as attempts to consummate the Proposed Business Combination, as detailed in Note 1(f).

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

Refer to Note 4(a) and 9 for information regarding proceeds received by the Sponsor under the Sixth Promissory note, deposited into the trust account.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two days prior to the general meeting or commencement of the Company’s tender offer, including interest but less taxes payable. As a result, the Company’s Class A ordinary shares subject to possible redemption are classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary share (as described in Note 7) held by them if the Company fails to complete the initial Business Combination within 24 months of the Closing of the Public Offering or during any extended time that the Company has to consummate an initial Business Combination beyond 24 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares subject to possible redemption, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

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

On February 9, 2023, the Company held an extraordinary general meeting in lieu of the 2022 annual general meeting of the Company (the “Meeting”). At the Meeting, the Company’s shareholders approved the proposal to amend, by way of special resolution, an amendment to the Amended and Restated Articles to extend the date by which the Company has to consummate a business combination from February 19, 2023 to August 19, 2023 (the “Extended Mandatory Liquidation Date”) or such earlier date as may be determined by the Board in its sole discretion.

Refer to Notes 4(a) and 9 for information regarding proceeds received by the Sponsor under the Sixth Promissory note, which were deposited into the trust account.

Refer to Note 7(a) for information regarding the partial redemption of Class A ordinary shares subject to possible redemption, following the Meeting.

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of March 31, 2023, the Company had approximately $72 thousand of cash and an accumulated deficit of $1,795 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its current endeavors to consummate the Proposed Business Combination, as detailed in Note 1(f), or a different Initial Business Combination, if the former does not occur.

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

On June 9, 2022, the Company entered into a Business Combination Agreement for a proposed business combination (hereafter – the Proposed Business Combination) with Holisto Ltd., a company organized under the laws of the State of Israel (hereafter – Holisto) and Holisto MergerSub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holisto.

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Refer to Note 7(a) for information regarding the partial redemption of Class A ordinary shares subject to possible redemption, following the Meeting.

e.	Net profit (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net profit (loss) per share is computed by dividing net profit (loss) by the weighted average number of shares outstanding during the period. The Company applies the two-class method in calculating net profit (loss) per each class of shares: the non-redeemable shares, which include the Private Class A Ordinary Shares, as defined in Note 7, and the Class B ordinary shares (hereafter and collectively – Non-Redeemable class A and B ordinary shares); and the Class A ordinary shares subject to possible redemption.

In order to determine the net profit (loss) attributable to each class, the Company first considered the total profit (loss) allocable to both sets of shares. This is calculated using the total net profit (loss) less any interest earned on investments held in trust account. Then, the accretion is fully allocated to the Class A ordinary shares subject to redemption.

f.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. From the Company’s incorporation and through March 31, 2023, the Company has not experienced any losses on these accounts.

As of March 31, 2023 and December 31, 2022, the Company held its cash and cash equivalents in an SVB bank account, and its investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

g.	Public Warrants

The Company applied the provisions of ASC 815-40 and classified its public warrants, issued as part of the Public Units as detailed in Note 3, as equity securities.

h.	Private Warrant liability

The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (“ASC 815”), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the private warrants as liabilities at their fair value and adjusts the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the private warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. Refer to Note 6 for information regarding the model used to estimate the fair value of the Private Warrants (as defined in Note 3).

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

(CONTINUED)

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

Once the Public Warrants become exercisable, the Company may redeem them in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last reported sale price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Public Warrant holders.

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS:

a.	Promissory Notes

The Company has issued several promissory note agreements to its Sponsor throughout its life term, in order to fulfil its ongoing operational needs or preparations towards an Initial Business Combination. The promissory notes do not bear any interest on the principal amount outstanding.

The First Promissory Note withdrawn was borrowed and repaid in full in early 2021 and has subsequently expired.

On August 9, 2021 the Company has issued its Second Promissory Note to the Sponsor, according to which the former may withdraw up to $1 million. Under the Second Promissory Note, the Company has withdrawn $300 thousand, $300 thousand and $400 thousand in December 2021, January 2022 and June 2022, respectively.

In December 2022, the Company has issued its Third and Fourth Promissory Notes and the Sponsor have entered into two additional Promissory Note agreement (hereafter – the Third and Fourth Promissory Note), according to which the Company may withdraw up to $190 thousand – which were withdrawn in full on the same date.

According to their original terms, the entire unpaid balance of the Second, Third and Fourth Promissory Notes shall be payable on the earlier of (i) February 19, 2023, or (ii) the date on which the Company consummates its Initial Business Combination (hereafter – the Maturity Date). Any drawn amounts could be prepaid at any time. Following the Meeting, as detailed in Note 1(d), all of the outstanding Promissory Notes as of December 31, 2022 were amended due to the Extension, to reflect the change from the Mandatory Liquidation Date to the Extended Mandatory Liquidation Date.

On February 8, 2023 the Sponsor issued its Fifth Promissory Note to the Company, in an amount of up to $310 thousand, of which $225 thousand were withdrawn in aggregate during February and March, 2023.

On February 9, 2023 the Sponsor issued its Sixth Promissory Note to the Company, in an amount of $480 thousand – in which the funds shall be deposited into the Company’s trust account, in connection with the Extension. The Sponsor will pay the lesser of (x) $80,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date, to the Company’s trust account on or before February 19, 2023, and the 19th day of each subsequent calendar month until August 19, 2023 or such earlier date that the board determines to liquidate the Company or the date an initial business combination is completed.

On February 19 and March 19, 2023 the Sponsor deposited $80 thousand and $80 thousand into the trust account, under the Sixth Promissory Note.

The Fifth and Sixth Promissory Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) Extended Mandatory Liquidation Date.

According to the terms of the Second, Third, Fourth and Fifth Promissory Notes, which comprise an aggregate principal of $1.5 million, the Sponsor may elect to convert any portion of the amounts outstanding into warrants to purchase Class A ordinary shares at a conversion price of $1 per private warrant. Such private warrants will have an exercise price of $11.5 and shall be identical to the private warrants included in the private units.

Refer to Note 9 – Subsequent Events – for information regarding additional withdrawals under the Fifth and Sixth Promissory Notes after the balance sheet date.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued):

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

The composition of the Related Party balance as of March 31, 2023 and December 31, 2022 is as follows:

	March 31, 2023	December 31, 2022
	In U.S. dollars
Promissory notes	1,575,000	1,190,000
Accrual for Administrative Services Agreement	30,000	-
	1,605,000	1,190,000

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

a.	Underwriters’ Deferred Discount

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

b.	Nasdaq Deficiency Notice

On March 28, 2023 (hereafter – the Notice Date) the Company received a notice from the Nasdaq Listing Qualifications Department indicating that it is not in compliance with Nasdaq Listing Rule 5550(a)(3) (hereafter – the Rule), according to which the Company must satisfy the Minimum Public Holders Rule which requires listed companies to have at least 300 public holders. The Company has submitted its compliance plan on May 11, 2023.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

	Level	March 31, 2023	December 31, 2022
Assets:
Money market funds held in Trust Account	1	26,846,861	116,692,038
Liabilities:
Private Warrant Liability	3	24,757	29,640

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 6 – FAIR VALUE MEASUREMENTS (continued):

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of March 31, 2023	As of December 31, 2022
Share price	$10.0	$10.0
Strike price	$11.5	$11.5
Volatility	50%	50%
Risk-free interest rate	3.61%	4.00%
Dividend yield	0.00%	0.00%

In U.S dollars
Value of private warrant liability measured with Level 3 inputs at Initial Measurement	160,341
Change in fair value of private warrant liability measured with Level 3 inputs	(130,701)
Value of warrant liability measured with Level 3 inputs at December 31, 2022	29,640
Change in fair value of private warrant liability measured with Level 3 inputs	(4,883)
Value of warrant liability measured with Level 3 inputs at March 31, 2023	24,757

NOTE 7 – CAPITAL DEFICIENCY:

a.	Ordinary Shares

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

Pursuant to the initial Public Offering and the concurrent Private Placement that were each effected in two closings – on February 19, 2021 and March 3, 2021 – the Company issued and sold an aggregate of 11,500,000 and 380,000 Class A ordinary shares as part of the Units sold in those respective transactions. The Units (which also included Warrants) were sold at a price of $10 per Unit, and for an aggregate consideration of $115 million and $3.8 million in the Public Offering and Private Placement, respectively. See Note 3 above for further information regarding those share issuances.

The Company classified its 11,500,000 Class A ordinary shares subject to possible redemption as temporary equity. The remaining 480,000 Private Class A ordinary shares were classified as permanent equity.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 7 – CAPITAL DEFICIENCY (continued):

In conjunction with the extension proposal, on February 19, 2023, an amount of 8,910,433 Class A Ordinary Shares subject to possible redemption were redeemed for their redemption value, including accrued interest. As part of the partial redemption approximately $91 million have been withdrawn from the Investments held in Trust Account.

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

Class B ordinary shares are convertible into non-redeemable Class A ordinary shares, on a one-for-one basis, automatically on the day of the Business Combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an initial Business Combination.

b.	Preferred shares

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of March 31, 2023, the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 8 – NET PROFIT (LOSS) PER SHARE:

The following table reflects the calculation of basic and diluted net profit (loss) per share (in dollars, except share amounts):

	3 months ended March 31,
	2023	2022
Net profit (loss) for the period	$313,195	$(245,659)
Less – interest earned on Investments held in Trust Account	(745,040)	-
Net loss excluding interest	$(431,845)	$(245,659)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	$(298,315)	$(190,178)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	905,040	-
	$606,725	$(190,178)

Denominator:
weighted average number of shares	7,495,311	11,500,000

Basic and diluted net profit (loss) per Class A ordinary share subject to possible redemption	$0.08	$(0.02)

Non-redeemable Class A and B ordinary shares:
Numerator:
Net loss excluding interest	$(133,530)	$(55,482)
Accretion	(160,000)	-
	(293,530)	(55,482)

Denominator:
weighted average number of shares	3,355,000	3,355,000

Basic and diluted net loss per non-redeemable Class A and B ordinary share	$(0.09)	$(0.02)

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

NOTE 9 – SUBSEQUENT EVENT:

In April 2023, the Company has withdrawn an additional $75 thousand under the Fifth Promissory Note and $80 thousand under the Sixth Promissory Note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the year ended, December 31, 2022, included in our 2022 Annual Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies, and, in June 2022, entered into a business combination agreement with Holisto, as described in “Recent Developments” below in this Item 2. We intend to effectuate our prospective initial business combination using (i) cash from the proceeds of our initial public offering and the private placements of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, and/or (iii) cash from one or more debt financings.

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

As indicated in the accompanying financial statements, at March 31, 2023 we had approximately $72 thousand of cash and cash equivalents and an accumulated deficit of approximately $1,795 thousand. Although we raised $115 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and an additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, approximately $90.8 million of the funds in our trust account were paid out as part of the redemption of public shares in connection with the Extension Meeting, leaving approximately $26.8 million in the trust account as of March 31, 2023. We furthermore expect to continue to incur significant costs from our bank account outside of the trust account in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the prospective Holisto Business Combination or a related capital-raise will be successful.

Recent Developments

Extension of Date to Consummate a Business Combination and Sponsor Contribution

On January 5, 2023 and in the period thereafter, we filed with the SEC and distributed to our shareholders a proxy statement in which we notified our shareholders that we would be holding the Extension Meeting for the purpose of considering and voting on, among other proposals: (i) a proposal to approve, by way of special resolution, an amendment to our amended and restated memorandum and articles of association to provide for the Extension— i.e., to extend by six months, from February 19, 2023 to August 19, 2023 (or such earlier date as may be determined by our board of directors in its sole discretion), the deadline by which we would need to consummate an initial business combination (the “Articles Extension Proposal”), (ii) a proposal to amend the Investment Management Trust Agreement, dated as of February 19, 2021, to which we are party with Continental Stock Transfer & Trust Company, to extend the term of that agreement for a period of six months that corresponds with the Extension under our amended and restated memorandum and articles of association (the “Trust Extension Proposal”), and (iii) a proposal to approve, by way of ordinary resolution of the holders of the Class B ordinary shares, the re-appointment of each of Ilan Levin, Craig Marshak, Ruth Alon, Michael Basch, and Eric Brachfeld as directors serving on our board of directors until the second succeeding annual general meeting of our company and until their successors are elected and qualified (the “Director Election Proposal”). Each such proposal was described in more detail in the definitive proxy statement related to the Extension Meeting, which we filed with the SEC on January 5, 2023, and which is incorporated by reference herein.

On January 26, 2023, we announced that if the Articles Extension Proposal and the Trust Extension Proposal were to be approved at the Extension Meeting and the Extension implemented, our sponsor or its designees would deposit into the trust account as a loan (a “Contribution”, and the sponsor or its designee making such Contribution, a “Contributor”) on February 19, 2023, and on the 19th day of each subsequent calendar month until the Extension Date, or such earlier date on which our board of directors determines to liquidate the company or an initial business combination is completed, the lesser of (x) $80,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date (each date on which a Contribution is to be deposited into the trust account, a “Contribution Date”). If we consummate an initial business combination or have announced our intention to commence winding up prior to any Contribution Date, the Contributor’s obligation to make Contributions will terminate.

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

In connection with the Extension Meeting, 8,910,433 Class A Ordinary Shares were redeemed, leaving 3,069,567 Class A Ordinary Shares— of which 2,589,567 are public shares— outstanding. As such, approximately 77.5% of the originally outstanding public shares were redeemed and approximately 22.5% of the originally outstanding public shares remain outstanding. After the satisfaction of such redemptions on February 19, 2023, the balance in our trust account was approximately $26.8 million.

Holisto Registration Statement

On September 7, 2022, Holisto filed with the SEC the Holisto Registration Statement, as required under the Holisto Business Combination Agreement. On December 29, 2022, February 7, 2023 and March 31, 2023, Holisto filed with the SEC Amendments No. 1, 2 and 3, respectively, to the Holisto Registration Statement. For the avoidance of doubt, such registration statement, and the amendments thereto, are not incorporated by reference herein.

Unless specifically stated, this Quarterly Report does not give effect to the prospective Holisto Business Combination and does not contain a description of the risks associated with the prospective Holisto Business Combination. Such risks and effects relating to the prospective Holisto Business Combination are described in the Holisto Registration Statement. The Holisto Registration Statement also contains a description of the business, operations, financial condition, management, governance, capitalization and other materials terms related to the combined company following the Holisto Business Combination, as well as information regarding the redemption process and the shareholders’ meeting of Moringa at which the Holisto Business Combination will be brought for approval.

Nasdaq Deficiency Notice

On March 28, 2023, we received a notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The notice stated that we had 45 calendar days to regain compliance or to submit a plan to regain compliance with the rule. On May 11, 2023, we submitted a plan to regain compliance with the rule. If Nasdaq accepts our plan, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notice to evidence compliance with the rule. If Nasdaq does not accept our plan, we will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies, and negotiations and preparations related to the Holisto Business Combination. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the March 31, 2023 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for our activities related to an initial business combination (and the Holisto Business Combination in particular).

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

At the time of our IPO in February and March 2021, we raised $116,200,000 of net proceeds from (i) the sale of units to the public in the offering, after deducting offering expenses of approximately $300,000 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000) that have been or will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial business combination transaction, and (ii) the sale of private units for a purchase price of $3,800,000 in the aggregate. Of that $116,200,000 amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account. As of March 31, 2023, we had approximately $26.8 million of investments held in that trust account (which includes Contributions made by the sponsor prior to that date), all of which was invested in Goldman Sachs money market funds. In addition, the sponsor has committed to fund an additional $80,000 to the trust account on the 19th day of each month beginning in February 2023 until (but not including) August 19, 2023, for $480,000 in total, for so long as we have not yet completed an initial business combination or determined to liquidate our company.

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

Subsequent to our initial public offering, our working capital needs were initially satisfied primarily by the $1.2 million available to us initially outside our trust account. Subsequently, in August 2021, our sponsor agreed to make available to us up to $1,000,000, which is evidenced by a promissory note that we issued to our sponsor, and which is repayable upon the earlier of August 19, 2023 (the 30-month, liquidation deadline for our company) or our consummation of our initial business combination. Of the amounts available under that promissory note, we borrowed $300,000 in December 2021, an additional $300,000 in January 2022, $50,000 more in June 2022 and the remaining $350,000 that was available in July 2022. No amounts remain available to us under that note as of the current time. In addition, we have borrowed an additional $190,000 under two promissory notes that we issued to our sponsor in December 2022, as well as (i) $75,000 borrowed in February 2023, (ii) $50,000 borrowed on March 15, 2023, (iii) $100,000 borrowed on March 30, 2023, and (iv) $75,000 borrowed in April 2023, in each case under a $310,000 promissory note that we issued to our sponsor in February 2023. As of the date of this Quarterly Report, $10,000 remains available to us under that February 2023 promissory note. The sponsor is not required, however, to fund any of that $10,000 amount.

As of March 31, 2023, we had approximately $72 thousand of cash deposited in our bank account held outside of the trust account. We intend to use those funds and any additional funding that we have subsequently received and may receive and that we hold outside of the trust account primarily towards activities related to our prospective Holisto Business Combination (or any other business combination). Those activities include, in primary part, structuring, negotiating and completing the Holisto Business Combination, securing financing (including commitment fees) for the post-business combination company, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use those funds outside of the trust account for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

In order to fund working capital deficiencies or finance transaction costs in connection with the prospective Holisto Business Combination or any other initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans (all of which has been committed or may be committed to us by our sponsor under the $1,500,000 principal amount of the various outstanding promissory notes) may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We believe that we may need to obtain additional funds in order to satisfy our liquidity needs in our pursuit of an initial business combination, as we have exhausted all but $10,000 of the remaining available amounts under the foregoing promissory notes. Our sponsor is not obligated to fund that $10,000 amount. Our actual working capital needs will depend on when our business combination is consummated.

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

If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate our trust account, which liquidation would be less than 12 months after the date of this Quarterly Report. That factor, together with our need for additional funds in order to fund operations until our initial business combination, raise substantial doubt about our ability to continue as a “going concern”. Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in the opinion of our independent auditor on our audited financial statements, which appears in Item 15 of this Quarterly Report.

Cash provided by operating activities

For the quarter ended March 31, 2023, net cash provided by operating activities was approximately $532 thousand. That cash provided by operating activities reflected our net profit of approximately $313 thousand for the period, as adjusted to reflect the following matters:

●	an increase in cash, cash equivalents and investments held in trust in order to eliminate (i) a non-cash increase in related party balance of $30 thousand, and (ii) a non-cash $192 thousand increase in accrued expenses that reduced our net profit; and

●	a decrease in cash, cash equivalents and investments in order to eliminate a non-cash gain of approximately $4.9 thousand attributable to the change in fair value of our private warrants that was included in our net profit.

Cash used in financing activities

For the quarter ended March 31, 2023, net cash used in financing activities was approximately $90,365 thousand, reflecting cash paid for the partial redemption of Class A ordinary shares subject to possible redemption and funds that we borrowed from our sponsor under the promissory notes that we issued to our sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Since that time, we have been implementing a number of measures to remediate such material weaknesses; however, as of March 31, 2023 management has not remediated the material weakness. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in Part I, Item 1A, of our 2022 Annual Report. As of the date of this Quarterly Report, there have been no material changes to those risk factors.

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

MORINGA ACQUISITION CORP

Date: May 15, 2023	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2023	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)