Form 10-Q
period 2023-06-30
Moringa Acquisition Corp
filed 2023-08-14
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 3,069,567 Class A ordinary shares, par value $0.0001 per share (consisting of 2,589,567 public shares, 380,000 private shares and 100,000 representative shares), and 2,875,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we”, “us”, “our”, “the company”, “our company” or “Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“First Extension” are to the extension of the deadline for our completion of an initial business combination from February 19, 2023 to August 19, 2023, which our shareholders approved at the Extension Meeting;

●	“First Extension Date” are to August 19, 2023;

●	“First Extension Meeting” are to the extraordinary general meeting in lieu of 2022 annual general meeting of our company that we held on February 9, 2023 at which, among other approvals, the Extension was approved;

●	“founders shares” are to our 2,875,000 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the founders shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“Holisto” are to Holisto Ltd., an Israeli company with which we had been party to the Holisto Business Combination Agreement;

●	“Holisto Business Combination” means the business combination with Holisto that had been contemplated under the Holisto Business Combination Agreement;

●	“Holisto Business Combination Agreement” are to the Business Combination Agreement, dated June 9, 2022, by and among our company, Holisto, and Merger Sub, as amended by Amendments. No. 1 and No. 2 thereto, which terminated on August 8, 2023;

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Moringa Sponsor US L.P., a Delaware limited partnership, and other holders (if any) of our founders shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on February 16, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“Merger Sub” are to Holisto MergerSub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holisto.

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“representative shares” are to the 100,000 Class A ordinary shares that we issued to EarlyBirdCapital (and/or its designees) in a private placement prior to our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are to the extension of the deadline for our completion of an initial business combination from August 19, 2023 to August 19, 2024, which is subject to approval at the Second Extension Meeting;

●	“Second Extension Date” are to August 19, 2024;

●	“Second Extension Meeting” are to the extraordinary general meeting in lieu of 2023 annual general meeting of our company that is scheduled to be held on August 16, 2023 at which, among other matters, the Second Extension will be presented for approval;

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“trust account” are to the U.S.-based trust accounts at Goldman Sachs & Co. and at JP Morgan Chase, which are maintained by Continental Stock Transfer & Trust Company acting as trustee, into which total amounts of $100,000,000 and $15,000,000 from the proceeds from the IPO and the concurrent private placement were deposited upon the two closings of the IPO, in February and March 2021;

●	“trust agreement” are to the Investment Management Trust Agreement, dated as of December 15, 2021, to which we are party with Continental Stock Transfer & Trust Company;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2022 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 31, 2023.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to complete a business combination prior to the Second Extension Date (assuming approval of the Second Extension at the Second Extension Meeting);

●	our expectations around the performance of the prospective target business of any target company;

●	our potential ability to obtain additional financing to complete a business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	risks associated with combining with a technology-oriented business in Israel or any other type of target company;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of our funds held outside of the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	the expected financial performance of the combined company following our initial business combination.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information regarding important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I, Item 1A. Risk Factors” in our 2022 Annual Report and “Item 1A. Risk Factors” contained herein. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023 AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2023 AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

		June 30,	December 31,
	Note	2023	2022
A s s e t s		U.S. Dollars

ASSETS:
Cash and cash equivalents		34,530	59,714
Investments held in Trust Account		27,404,863	116,692,038
Prepaid expenses		41,830	43,853
TOTAL ASSETS		27,481,223	116,795,605

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES:
Accrued expenses		101,681	86,688
Related party	4	2,140,000	1,190,000
Private warrant liability		24,339	29,640
TOTAL LIABILITIES		2,266,020	1,306,328

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 2,589,567 and 11,500,000 shares at redemption value $10.58 and $10.15 as of June 30, 2023, December 31, 2022, respectively		27,404,863	116,692,038

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized, 480,000 issued and outstanding (excluding 2,589,567 and 11,500,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022;		48	48
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 issued and outstanding as of June 30, 2023 and December 31, 2022;		288	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022.		-	-
Additional paid-in capital		-	-
Accumulated deficit		(2,189,996)	(1,203,097)
TOTAL CAPITAL DEFICIENCY		(2,189,660)	(1,202,761)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		27,481,223	116,795,605

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Note	Six months ended June 30,		Three months ended June 30,
		2023	2022	2023	2022
		U.S. Dollars		U.S. Dollars
		Except share data		Except share data

INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT		1,063,043	172,727	318,002	163,341
GENERAL AND ADMINISTRATIVE	9	(592,201)	(507,230)	(155,472)	(156,994)

CHANGE IN FAIR VALUE OF PRIVATE WARRANT LIABILITY		5,301	131,537	418	36,346
NET PROFIT (LOSS) FOR THE PERIOD		476,143	(202,966)	162,948	42,693

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	8	5,015,185	11,500,000	2,589,567	11,500,000
BASIC AND DILUTED NET PROFIT (LOSS) PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION		$0.22	$(0.01)	$0.19	$0.01

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE		3,355,000	3,355,000	3,355,000	3,355,000
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE		$(0.19)	$(0.03)	$(0.10)	$(0.01)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT December 31, 2021	480,000	48	2,875,000	288	855,994	(951,078)	(94,748)

Net profit for the period						(245,659)	(245,659)
BALANCE AT March 31, 2022	480,000	48	2,875,000	288	855,994	(1,196,737)	(340,407)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of June 30, 2022					(179,099)		(179,099)
Net profit for the period						42,693	42,693
BALANCE AT June 30, 2022	480,000	48	2,875,000	288	676,895	(1,154,044)	(476,813)

BALANCE AT December 31, 2022	480,000	48	2,875,000	288	-	(1,203,097)	(1,202,761)
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of March 31, 2023						(905,040)	(905,040)
Net profit for the period						313,195	313,195
BALANCE AT March 31, 2023	480,000	48	2,875,000	288	-	(1,794,942)	(1,794,606)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of June 30, 2023						(558,002)	(558,002)
Net profit for the period						162,948	162,948
BALANCE AT June 30, 2023	480,000	48	2,875,000	288	-	(2,189,996)	(2,189,660)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2023	Six months ended June 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) for the period	476,143	(202,966)
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Changes in the fair value of the private warrant liability	(5,301)	(131,537)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,023	162,500
Increase in related party	30,000	-
Increase (decrease) in accrued expenses	14,993	(26,411)
Net cash provided by (used in) operating activities	517,858	(198,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Partial redemption of Class A ordinary shares subject to possible redemption	(90,750,217)	-
Proceeds from a promissory note – related party	920,000	350,000
Net cash provided by (used in) financing activities	(89,830,217)	350,000

INCREASE IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	(89,312,359)	151,586
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF YEAR	116,751,752	115,045,316
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF YEAR	27,439,393	115,196,902

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	34,530	17,803
Investments held in trust account	27,404,863	115,179,099
Total cash, cash equivalents and investments held in a trust account	27,439,393	115,196,902

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

All activity for the six months ended June 30, 2023 and the year ended December 31, 2022, relates to the Company’s search for a target company, as well as attempts to consummate the Proposed Holisto Merger, as detailed in Note 1(f).

The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing

The Company’s sponsor is Moringa Sponsor, L.P., a Cayman exempted limited partnership (which is referred to herein, together with its wholly-owned subsidiary, Moringa Sponsor (US) LP, a Delaware limited partnership, as the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on February 16, 2021. The initial stage of the Company’s Public Offering— the sale of 10,000,000 Units — closed on February 19, 2021 (hereafter – the Closing of the Public Offering). Upon that closing and the concurrent closing of the initial stage of the Private Placement (as defined below in Note 3). $100,000,000 was placed in a trust account (the “Trust Account”) (discussed in Note 1(c) below). On March 3, 2021, upon the full exercise by the underwriters of their over-allotment option for the Public Offering, the second stage of the Public Offering — the sale of 1,500,000 Units — closed. Upon that closing and the concurrent closing of the second stage of the Private Placement, an additional $15,000,000 was placed in the Trust Account. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering and the Private Placement.

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

Refer to Note 4(a) and 9(a) for information regarding proceeds received by the Sponsor under the Sixth Promissory note, deposited into the trust account.

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

On February 9, 2023, the Company held an extraordinary general meeting in lieu of the 2022 annual general meeting of the Company (hereafter - the First Extension Meeting). At the First Extension Meeting, the Company’s shareholders approved the proposal to amend, by way of special resolution, an amendment to the Amended and Restated Articles to extend the date by which the Company has to consummate a business combination from February 19, 2023 to August 19, 2023 (hereafter - the Extended Mandatory Liquidation Date) or such earlier date as may be determined by the Board in its sole discretion.

Refer to Notes 4(a) and 9(a) for information regarding proceeds received by the Sponsor under the Sixth Promissory note, which were deposited into the trust account.

Refer to Note 7(a) for information regarding the partial redemption of Class A ordinary shares subject to possible redemption, following the First Extension Meeting.

Refer to Note 9(b) for information regarding the Second Extension Proposal.

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of June 30, 2023, the Company had approximately $35 thousand of cash and an accumulated deficit of $2,190 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its endeavors to consummate a business combination.

Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several withdrawals of the Sponsor promissory notes. Management has determined that it will need to continue to rely and is significantly dependent on both outstanding and future promissory notes, or other forms of financial support (all of which the Sponsor is not obligated to provide). Moreover, the Company has until August 19, 2023 to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company, unless the Second Extension Proposal (as detailed in Note 9(b)) is approved. However, there can be no assurance that the Company will be able to consummate any business combination ahead of the Extended Mandatory Liquidation Date or by the newly proposed extended mandatory liquidation date set to August 19, 2024 (if approved), nor will it be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements.

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

f.	Proposed Holisto Merger

On June 9, 2022, the Company entered into a Business Combination Agreement for a proposed business combination (hereafter – the Proposed Holisto Merger) with Holisto Ltd., a company organized under the laws of the State of Israel (hereafter – Holisto) and Holisto MergerSub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holisto.

Holisto is an Israeli company and a tech-powered online travel agency, which aims to make hotel booking affordable and personalized for consumers.

The Business Combination Agreement and the transactions contemplated thereby have been unanimously approved by the boards of directors of Moringa and Holisto, and by the shareholders of Holisto.

Refer to Note 9(c) for information regarding the termination of the Proposed Holisto Merger after the balance sheet date.

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

Refer to Note 7(a) for information regarding the partial redemption of Class A ordinary shares subject to possible redemption, following the First Extension Meeting.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. From the Company’s incorporation and through June 30, 2023, the Company has not experienced any losses on these accounts.

As of June 30, 2023, the Company held its cash and cash equivalents in an SVB bank account, and its investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820.

g.	Public Warrants

The Company applied the provisions of ASC 815-40 and classified its public warrants, issued as part of the Public Units as detailed in Note 3, as equity securities.

h.	Private Warrant liability

The Company accounts for the warrants in accordance with the guidance contained in Accounting Standards Codification 815 (hereafter - ASC 815), “Derivatives and Hedging”, under which the warrants do not meet the criteria for equity treatment and must be recorded as derivative liabilities. Accordingly, the Company classifies the private warrants as liabilities at their fair value and adjusts the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until the private warrants are exercised or expire, and any change in fair value is recognized in the Company’s statements of operations. Refer to Note 6 for information regarding the model used to estimate the fair value of the Private Warrants (as defined in Note 3).

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 3 - PUBLIC OFFERING AND PRIVATE PLACEMENTS:

In the Initial Public Offering, the Company issued and sold 11,500,000 units (including 1,500,000 units sold at a second closing pursuant to the underwriters’ exercise of their over-allotment option in full) at an offering price of $10.00 per unit (hereafter - the Units). The Sponsor and EarlyBirdCapital, Inc. (the representative of the underwriters) purchased, in a private placement that occurred simultaneously with the two closings of the initial Public Offering (hereafter - the Private Placement), an aggregate of 352,857 and 27,143 Units, respectively, at a price of $10.00 per Unit.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering and the full exercise of the underwriters’ over-allotment, or $2,300,000, in the aggregate, to the underwriters at the two closings of the Public Offering. Refer to Note 5(a) for more information regarding an additional fee payable to the underwriters upon the consummation of an Initial Business Combination.

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

In December 2022, the Company has issued its Third and Fourth Promissory Notes (hereafter – the Third and Fourth Promissory Notes), according to which the Company may withdraw up to $190 thousand – which were withdrawn in full on the same date.

According to their original terms, the entire unpaid balance of the Second, Third and Fourth Promissory Notes shall be payable on the earlier of (i) February 19, 2023, or (ii) the date on which the Company consummates its Initial Business Combination (hereafter – the Maturity Date). Any drawn amounts could be prepaid at any time. Following the First Extension Meeting, as detailed in Note 1(d), all of the outstanding Promissory Notes as of December 31, 2022 were amended due to the First Extension, to reflect the change from the Mandatory Liquidation Date to the Extended Mandatory Liquidation Date.

On February 8, 2023 the Sponsor issued its Fifth Promissory Note to the Company, in an amount of up to $310 thousand, which were withdrawn in full in several installments between February and June 2023.

On February 9, 2023 the Sponsor issued its Sixth Promissory Note to the Company, in an amount of $480 thousand – in which the funds shall be deposited into the Company’s trust account, in connection with the First Extension. The Sponsor will pay the lesser of (x) $80,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date, to the Company’s trust account on or before February 19, 2023, and the 19th day of each subsequent calendar month until August 19, 2023 or such earlier date that the board determines to liquidate the Company or the date an initial business combination is completed.

Up until June 30, 2023 the Sponsor deposited $400 thousand into the trust account, under the Sixth Promissory Note. Refer to Note 9(a) for information regarding the final withdrawal under the Sixth Promissory Note in July 2023.

On June 14, 2023 the Sponsor issued its Seventh Promissory Note to the Company in an amount of up to $1 million, of which $210 thousand were withdrawn at the same date.

The Fifth, Sixth and Seventh Promissory Notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) Extended Mandatory Liquidation Date.

According to the terms of the outstanding Second, Third, Fourth and Fifth Promissory Notes, which comprise an aggregate principal of $1.5 million, the Sponsor may elect to convert any portion of the amounts outstanding into warrants to purchase Class A ordinary shares at a conversion price of $1 per private warrant. Such private warrants will have an exercise price of $11.5 and shall be identical to the private warrants included in the private units.

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

The composition of the Related Party balance as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
	In U.S. dollars
Promissory notes	2,110,000	1,190,000
Accrual for Administrative Services Agreement	30,000	-
	2,140,000	1,190,000

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

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

b.	Nasdaq Deficiency Notices

On March 28, 2023 (hereafter – the Notice Date) the Company received a notice from the Nasdaq Listing Qualifications Department indicating that it is not in compliance with Nasdaq Listing Rule 5550(a)(3) (hereafter – the Rule), according to which the Company must satisfy the Minimum Public Holders Rule which requires listed companies to have at least 300 public holders. The Company has submitted its compliance plan on May 11, 2023, which was accepted by Nasdaq.

On June 15, 2023 (hereafter – the Second Notice Date) the Company received a second notice from Nasdaq Listing Qualifications Department indicating that it is not in compliance with Nasdaq Listing Rule 5550(b)(2), according to which the Company must sustain a market value of listed securities of at least $35 million.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 by level within the fair value hierarchy:

	Level	June 30, 2023	December 31, 2022
Assets:
Money market funds held in Trust Account	1	27,404,863	116,692,038
Liabilities:
Private Warrant Liability	3	24,339	29,640

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of June 30, 2023	As of December 31, 2022
Share price	$10.0	$10.0
Strike price	$11.5	$11.5
Volatility	50%	50%
Risk-free interest rate	4.1293%	4.00%
Dividend yield	0.00%	0.00%

In U.S dollars
Value of private warrant liability measured with Level 3 inputs at Initial Measurement	160,341
Change in fair value of private warrant liability measured with Level 3 inputs	(130,701)
Value of warrant liability measured with Level 3 inputs at December 31, 2022	29,640
Change in fair value of private warrant liability measured with Level 3 inputs	(5,301)
Value of warrant liability measured with Level 3 inputs at June 30, 2023	24,339

NOTE 7 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

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

In conjunction with the First Extension on February 19, 2023, an amount of 8,910,433 Class A Ordinary Shares subject to possible redemption were redeemed for their redemption value, including accrued interest. As part of the partial redemption approximately $91 million have been withdrawn from the Investments held in Trust Account.

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

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of June 30, 2023, the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 8 - NET PROFIT (LOSS) PER SHARE:

The following table reflects the calculation of basic and diluted net profit (loss) per share (in dollars, except share amounts):

	Six months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
Net profit (loss) for the period	$476,143	$(202,966)	$162,948	$42,693
Less – interest earned on Investment held in Trust Account	(1,063,043)	(172,727)	(318,002)	(163,341)
Net loss excluding interest	$(586,900)	$(375,693)	$(155,054)	$(120,648)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	$(351,654)	$(290,843)	$(67,544)	$(93,400)
Accretion to Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	1,463,043	172,727	558,002	163,341
	$1,111,389	$(118,116)	$490,458	$69,941

Denominator:
weighted average number of shares	5,015,185	11,500,000	2,589,567	11,500,000

Basic and diluted net profit (loss) per Class A ordinary share subject to possible redemption	$0.22	$(0.01)	$0.19	$0.01

Non-redeemable Class A and B ordinary shares:
Numerator:
Net loss excluding interest	$(235,246)	$(84,850)	$(87,510)	$(27,248)
Accretion	(400,000)	-	(240,000)	-
	(635,246)	(84,850)	(327,510)	(27,248)

Denominator:
weighted average number of shares	3,355,000	3,355,000	3,355,000	3,355,000

Basic and diluted net loss per non-redeemable Class A and B ordinary share	$(0.19)	$(0.03)	$(0.10)	$(0.01)

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 9 - SUBSEQUENT EVENTS:

a.	Promissory Notes withdrawal

In July 2023, the Company has withdrawn the remaining $80 thousand under the Sixth Promissory Note.

b.	Second Extension Proposal

On July 26, 2023, the Company filed DEF 14A for a planned extraordinary general meeting in lieu of 2023 annual general meeting of the Company (hereafter – the Second Extension Meeting). The purpose of the Second Extension Meeting is to consider and vote upon certain proposals, one of which is to approve, by way of special resolution, an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate a business combination from the Extended Mandatory Liquidation Date to August 19, 2024 or such earlier date as may be determined by the Board in its sole discretion.

c.	Termination of the Proposed Holisto Merger

On August 7, 2023 Holisto notified the Company that it was terminating the Proposed Holisto Merger agreement. The termination became effective as of August 8, 2023. Upon termination of the Proposed Holisto Merger, all rights and obligations of each party to the agreement ceased, except for those obligations of the parties that are intended to survive such termination and which remain in effect in accordance with their respective terms. Neither the Company nor Holisto has any remaining substantive obligation to one another following the above-mentioned termination, as of date of these financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies. In June 2022, we entered into a business combination agreement with Holisto, which was recently terminated, as described in “Recent Developments” below in this Item 2. We intend to effectuate our prospective initial business combination using (i) cash from the proceeds of our initial public offering and the private placements of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, and/or (iii) cash from one or more debt financings.

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

As indicated in the accompanying financial statements, at June 30, 2023 we had approximately $35 thousand of cash and cash equivalents and an accumulated deficit of approximately $2.19 million. Although we raised $115.0 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and an additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, approximately $90.8 million of the funds in our trust account were paid out as part of the redemption of public shares in connection with the First Extension Meeting, leaving approximately $27.4 million in the trust account as of June 30, 2023. We furthermore expect to continue to incur significant costs from our bank account outside of the trust account in the pursuit of our acquisition plans. We cannot assure you that our plans to complete any initial business combination, or a related capital-raise, will be successful.

Recent Developments

Termination of Holisto Business Combination Agreement

On August 7, 2023, Holisto notified us pursuant to Section 7.1(j) of the Holisto Business Combination Agreement that it was terminating that agreement, which termination became effective at the end of the following day (August 8, 2023). Upon termination of the Holisto Business Combination Agreement, all rights and obligations of each party to the agreement ceased, except for those obligations of the parties that are intended to survive such termination, and which remain in effect in accordance with their respective terms. Neither Moringa nor Holisto has any remaining substantive obligations to one another following that termination.

Second Extension of Date to Consummate a Business Combination

We have filed with the SEC, and have distributed to our shareholders, a notice and proxy statement in respect of the Second Extension Meeting for the purpose of considering and voting on, among other proposals: (i) the approval of the Second Extension, by way of special resolution, which will involve an amendment to our amended and restated memorandum and articles of association to extend, by one year— from August 19, 2023 to August 19, 2024 (or such earlier date as may be determined by our board of directors in its sole discretion)— the deadline by which we need to consummate an initial business combination; and (ii) a proposal to amend the trust agreement, to extend the term of that agreement for a period of one year, to the Second Extension Date. Each such proposal is described in more detail in the definitive proxy statement related to the Second Extension Meeting. We do not currently contemplate that in connection with the approval and implementation of such proposals that our sponsor or its designees would deposit any further contribution amounts into the trust account as a loan.

First Extension of Date to Consummate a Business Combination and Sponsor Contributions

On January 5, 2023 and in the period thereafter, we filed with the SEC and distributed to our shareholders a proxy statement in which we notified our shareholders that we would be holding the First Extension Meeting for the purpose of considering and voting on, among other proposals: (i) the approval of the First Extension, by way of special resolution, which would involve an amendment to our amended and restated memorandum and articles of association to extend by six months, from February 19, 2023 to August 19, 2023 (or such earlier date as may be determined by our board of directors in its sole discretion), the deadline by which we would need to consummate an initial business combination, (ii) a proposal to amend the trust agreement to extend the term of that agreement for a period of six months that corresponds with the First Extension under our amended and restated memorandum and articles of association, which is referred to as the Trust Extension Proposal. Each such proposal was described in more detail in the definitive proxy statement related to the First Extension Meeting, which we filed with the SEC on January 5, 2023.

On January 26, 2023, we announced that if the Articles Extension Proposal and the Trust Extension Proposal were to be approved at the First Extension Meeting and the First Extension implemented, our sponsor or its designees would deposit into the trust account as a loan (referred to as a Contribution, and the sponsor or its designee making such Contribution, a Contributor) on February 19, 2023, and on the 19th day of each subsequent calendar month until (but excluding) the First Extension Date, or such earlier date on which our board of directors determines to liquidate the company or an initial business combination is completed, the lesser of (x) $80,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on such applicable date (each date on which a Contribution is to be deposited into the trust account, a “Contribution Date”). If we were to consummate an initial business combination or announce our intention to commence winding up prior to any Contribution Date, the Contributor’s obligation to make Contributions will terminate.

On February 9, 2023, after an adjournment of two days following the originally-designated date for the First Extension Meeting, we reconvened the First Extension Meeting and our shareholders approved the First Extension, along with all other proposals.

Upon approval of the First Extension, and based on the sponsor’s commitment to make the Contributions, we issued to the sponsor a non-interest bearing, unsecured promissory note in a principal amount of up to $480,000, representing the maximum potential amount of all Contributions. The note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. We have not requested that the sponsor reserve for, nor have we independently verified whether the sponsor will have sufficient funds to satisfy, any Contributions. If a Contributor fails to make a Contribution by an applicable Contribution Date, we will liquidate and dissolve as soon as practicable after such date and in accordance with our amended and restated memorandum and articles of association. If we do not consummate an initial business combination by the First Extension Date (or, if the Second Extension is approved, by the Second Extension Date), the promissory note will be repaid only from funds held outside of the trust account or will be forfeited.

In connection with the First Extension Meeting, 8,910,433 Class A Ordinary Shares were redeemed, leaving 3,069,567 Class A Ordinary Shares- of which 2,589,567 are public shares- outstanding. As such, approximately 77.5% of the originally outstanding public shares were redeemed and approximately 22.5% of the originally outstanding public shares remain outstanding. After the satisfaction of such redemptions on February 19, 2023, the balance in our trust account was approximately $26.8 million.

Nasdaq Deficiency Notices

Public Holders Deficiency Notice

On March 28, 2023, we received a notice, which we refer to as the March Notice, from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The March Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of our securities on the Nasdaq Capital Market. The March Notice stated that we had 45 calendar days to regain compliance or to submit a plan to regain compliance with the rule. On May 11, 2023, we submitted a plan to regain compliance with the rule. Nasdaq accepted our plan, and granted us an extension of up to 180 calendar days from the date of the notice— until September 24, 2023— to evidence compliance with the rule.

Market Value of Listed Securities Deficiency Notice

On June 15, 2023, we received a notice, which we refer to as the June Notice, from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(2), or the MVLS Rule, which requires us to have at least $35 million market value of listed securities, or MVLS, for continued listing on the Nasdaq Capital Market. The June Notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of our securities on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the June Notice stated that we had 180 calendar days, or until December 12, 2023, in which to regain compliance with the MVLS Rule. The June Notice states that if at any time before December 12, 2023, our MVLS closes at $35 million or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written confirmation that we have regained compliance with the MVLS Rule.

If compliance is not achieved by December 12, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. At that time, we could appeal the delisting decision to a Nasdaq Hearings Panel. We will continue to monitor our MVLS and consider our available options to regain compliance with the MVLS Rule. More specifically, as part of the Second Extension Meeting, we are requesting shareholder approval for a proposal that would enable the sponsor to convert its founders shares into Class A ordinary shares at any time, including prior to a business combination transaction. We believe that the value of those shares, upon conversion, would be added by Nasdaq to our MVLS, thereby paving the way for us to potentially regain compliance with the MVLS Rule.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies, and negotiations and preparations related to the potential Holisto Business Combination, which will not be completed following termination of the related Holisto Business Combination Agreement. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the June 30, 2023 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for our activities related to an initial business combination (and the Holisto Business Combination in particular, before it was terminated).

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

At the time of our IPO in February and March 2021, we raised $116,200,000 of net proceeds from (i) the sale of units to the public in the offering, after deducting offering expenses of approximately $300,000 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000) that have been or will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial business combination transaction, and (ii) the sale of private units for a purchase price of $3,800,000 in the aggregate. Of that $116,200,000 amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account. As of June 30, 2023, we had approximately $27.4 million of investments held in that trust account (which includes Contributions made by the sponsor prior to that date), all of which was invested in Goldman Sachs money market funds. In accordance with its commitment as of the time of the First Extension, the sponsor has made Contributions of $80,000 to the trust account on the 19th day of each month beginning in February 2023 until (but not including) August 19, 2023, for $480,000 in total. As described above under “Recent Developments— First Extension of Date to Consummate a Business Combination and Sponsor Contribution”, our obligation to repay those Contributions is evidenced by a non-interest bearing, unsecured promissory note in a principal amount of up to $480,000, representing the amount of all such Contributions, in the aggregate.

We intend to use substantially all of the investments held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable, and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), to fund our post- business combination company. We may withdraw from the trust interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent we are acquired as part of our initial business combination, the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Subsequent to our initial public offering, our working capital needs were initially satisfied primarily by the $1.2 million available to us initially outside our trust account. Subsequently, in August 2021, our sponsor agreed to make available to us up to $1,000,000, which is evidenced by a promissory note that we issued to our sponsor, and which is repayable upon the earlier of August 19, 2023 (or, if the liquidation deadline for our company is extended further, upon such later deadline) or our consummation of our initial business combination. Of the amounts available under that promissory note, we borrowed $300,000 in December 2021, an additional $300,000 in January 2022, $50,000 more in June 2022 and the remaining $350,000 later in June 2022. No amounts remain available to us under that note as of the current time. In addition, we have borrowed an additional $190,000 under two promissory notes that we issued to our sponsor in December 2022, as well as (i) $75,000 borrowed in February 2023, (ii) an additional $50,000 borrowed on February 15, 2023, (iii) $100,000 borrowed on March 30, 2023 and (iv) $75,000 borrowed in April 2023, in each case under a $310,000 promissory note that we issued to our sponsor in February 2023. In June 2023, our sponsor funded the remaining $10,000 available under that February 2023 promissory note, along with an additional $210,000 under a new promissory note issued in June 2023 under which the sponsor may make available to us up to $1,000,000 in total. As of the date of this Quarterly Report, $790,000 remains available to us under that June 2023 promissory note. The sponsor is not required, however, to fund any of that $790,000 amount.

As of June 30, 2023, we had approximately $35 thousand of cash deposited in our bank account held outside of the trust account. We intend to use those funds and any additional funding that we have subsequently received and may receive and that we hold outside of the trust account primarily towards activities related to our initial business combination. Those activities include, in primary part, structuring, negotiating and completing such a business combination, securing financing (including commitment fees) for the post-business combination company, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use those funds outside of the trust account for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

In order to fund working capital deficiencies or finance transaction costs in connection with any initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans (all of which has been funded to us by our sponsor under various outstanding promissory notes) may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We believe that we will need additional funds in order to satisfy our liquidity needs in our pursuit of an initial business combination. While we have available up to $790,000 of additional funds under the $1,000,000 promissory note that we issued to our sponsor in June 2023, the sponsor is not obligated to fund any of that $790,000 amount. Our actual working capital needs will depend on when our business combination is consummated.

We cannot assure you that we will be able to successfully consummate any initial business combination.

It is likely that we will be obligated to redeem a significant number of additional public shares in connection with the Second Extension Meeting or upon completion of our initial business combination, which will reduce the funds from the trust that become available to the surviving company of the business combination. In that case, any company with which we combine will likely need to issue additional securities or incur debt in connection with the business combination. Subject to compliance with applicable securities laws, the surviving public company would only complete such financing simultaneously with the completion of our business combination. In addition, following our initial business combination, if cash on hand is insufficient, the new public company surviving from the business combination may need to obtain additional financing in order to meet its obligations.

Our continued, significant reliance and dependence on both outstanding and future loans from our sponsor (which our sponsor is not obligated to provide), and the impending deadline of August 19, 2023 under our amended and restated memorandum and articles of association to consummate an initial business combination (unless the Second Extension is approved at the Second Extension Meeting) cast substantial doubt on our ability to continue as a “going concern”. Even if our shareholders approve the Second Extension, there can be no assurance that we will be able to consummate any business combination or raise sufficient funds to complete an initial business combination. If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate our trust account, which liquidation would be less than 12 months after the date of this Quarterly Report. Please see Note 1(e) to the unaudited financial statements included in this Quarterly Report, which describes the substantial doubt regarding our ability to continue as a “going concern”.

Cash provided by operating activities

For the six months ended June 30, 2023, net cash provided by operating activities was approximately $518 thousand. That cash provided by operating activities reflected our net profit of approximately $476 thousand for the period, as adjusted to reflect the following matters:

●	an increase in cash, cash equivalents and investments held in trust in order to eliminate the following non-cash items, each of which reduced our net profit: (i) an increase in related party balance of $30.0 thousand, (ii) an increase in accrued expenses of $15.0 thousand, and (iii) a decrease in prepaid expenses of $2.0 thousand; and

●	a decrease in cash, cash equivalents and investments in order to eliminate a non-cash gain of approximately $5.3 thousand attributable to the change in fair value of our private warrants that was included in our net profit.

Cash used in financing activities

For the six months ended June 30, 2023, net cash used in financing activities was approximately $89.8 million, reflecting cash paid for the partial redemption of Class A ordinary shares in connection with the First Extension, as offset in part by funds that we borrowed from our sponsor under the promissory notes that we have issued to our sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, and administrative and support services, provided to the Company. We began incurring those fees on February 19, 2021 and will continue to incur those fees monthly until the earlier of the completion of a Business Combination or the Company’s liquidation.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Since that time, we have been implementing a number of measures to remediate such material weaknesses; however, as of June 30, 2023 management has not remediated the material weakness. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in Part I, Item 1A, of our 2022 Annual Report. As of the date of this Quarterly Report, there have been no material changes to those risk factors, except as stated below.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

In connection with the First Extension, approximately 77.5% of the public shares were redeemed for cash. The extent of these redemptions and any additional redemptions in connection with our contemplated Second Extension Meeting or voting on our initial business combination may have a material adverse effect upon our ability to close that business combination and the ability of the surviving company to operate following the business combination if it cannot secure additional financing.

Our amended and restated memorandum and articles of association provided that we had until February 19, 2023 to complete a business combination, failing which we were to be required to liquidate. As the parties would not be able to complete the Holisto Business Combination by February 19, 2023, we held the First Extension Meeting at which the First Extension was approved. In connection with the First Extension, we gave the holders of the public shares the right to redeem their public shares from the trust account. In order to aid in obtaining the approval, the sponsor, or its designee, agreed to contribute the lesser of $80,000 and $0.04 per public share that remains outstanding to the trust account on a monthly basis as an incentive to the holders of the public shares not to redeem their public shares in connection with the First Extension. Approximately 77.5% of the public shares were redeemed for cash. We can give no assurance that such incentives will prevent holders of public shares from exercising their right of redemption in connection with our initial business combination. Given the significant number of public shareholders that have exercised their right to redeem as of the date of this Quarterly Report, the funds in the trust account were reduced significantly, by $90.75 million, leaving approximately $27.4 million in the trust account as of June 30, 2023.

Over the past year or so, the rate of redemption of shares by public shareholders of special purpose acquisition companies, or SPACs, such as ours at the time of a shareholder meeting that approves an amendment to the articles of the SPAC or the initial business combination of the SPAC has increased significantly, thereby increasing the likelihood that we, too, may face significant additional redemptions that will jeopardize our ability to successfully consummate any initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters for our IPO will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate a business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay, and the payment of, the deferred underwriting commissions.

Due to the above-described potential additional redemptions, there may not be sufficient funds in the trust account to enable the parties to consummate a business combination, and there is no assurance that those public shareholders that did not elect to redeem their public shares will not redeem in connection with our contemplated Second Extension Meeting, or when voting on a business combination. Depending on the amount remaining in the trust account after making payment for the redemption of public shares in connection with our contemplated Second Extension Meeting, or the vote to approve a business combination, the combined company may not, following the closing, have sufficient funds to finance its operations without additional debt or equity funding for any significant period, failing which the company may not be able to continue in business. As a result of additional potential redemptions, the Nasdaq public market value initial listing requirement may not be met, the combined company may not qualify to list on Nasdaq, and the business combination may not be consummated.

We may not be able to complete an initial business combination within the prescribed time frame, in which case our public shareholders may receive only $10.00 per share, plus interest, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 30 months from the closing of our initial public offering, following shareholder approval of the Extension (or 42 months, if our shareholders approve the Second Extension to August 19, 2024). We may not be able to complete any initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our initial business combination within such 30 month period (or 42 month period, if our shareholders approve the Second Extension to August 19, 2024), we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless.

If our funds being held outside of the trust account are insufficient to allow us to operate through our extension date(s), and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share (plus interest) or less, under certain circumstances.

As of June 30, 2023, we had approximately $35 thousand in cash held outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until our Extension Date or, if approved by our shareholders, the Second Extension Date. We might not have sufficient funds to continue paying for our ongoing operations and expenses related to our initial business combination.

If we are required to seek additional capital, we would need to borrow additional funds from the Sponsor under the $1,000,000 promissory note that we issued to it in June 2023 (under which $210 thousand is currently outstanding, and an additional $790 thousand may be loaned to us by our sponsor), or from members of our management team or other third parties to operate, or else we may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain additional financing, we may be unable to complete a business combination. If we are unable to complete a business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less, under certain circumstances) on our redemption of the remaining outstanding public shares.

We may be unable to obtain— on reasonable terms or at all— additional financing in connection with our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Because of the significant redemptions of public shares at our First Extension and the ongoing high numbers of redemptions relating to SPACs in general, the net proceeds of our initial public offering and the sale of the private units in the trust account may not be sufficient to allow us to meet a minimum cash condition in a business combination agreement and to complete an initial business combination. We may therefore be required to seek additional financing or to abandon the proposed business combination. While we may pursue a PIPE or other financing, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete a business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. The market for financings of initial business combinations of SPACs in recent times has been very difficult, with financings often available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete an initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Risks Relating to our Securities

SEC rules affecting special purpose acquisition companies may adversely affect our ability to negotiate and complete our initial business combination. In particular, certain of the procedures that we, a potential initial business combination target, or others may determine to undertake in connection with our initial business combination may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. We may be forced to liquidate the U.S. government treasury obligations or money market funds held in the trust account or liquidate and dissolve the Company at an earlier time than we might otherwise choose.

Our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and the post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our ability to complete a business combination.

In particular, to the extent that Moringa, as a SPAC, is deemed to be subject to regulation under the Investment Company Act of 1940, referred to as the Investment Company Act, or, in order to avoid that regulation, we limit our duration, alter the assets that we hold, change our business purpose, or limit our activities, that may increase the costs of and the time needed to complete our initial business combination, and may constrain the circumstances under which we could complete our initial business combination. Because we are more at risk of being considered an unregistered investment company if the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds for a longer period of time, we are more likely to liquidate those investments sooner than desired and thereafter hold all funds in the trust account in an interest-bearing demand deposit account. That may also lead to our liquidating and dissolving the company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate and dissolve the company.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours. It is possible that a claim could be made that we have been operating as an unregistered investment company. The longer that the funds in the trust account are invested exclusively in short-term U.S. government treasury obligations or in money market funds, the greater the risk that we may be considered an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate and dissolve the company. If we are required to liquidate and dissolve, our shareholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity.

Nasdaq IM-5101-2 requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Second Extension that we are requesting at the Second Extension Meeting will extend until the 42 month anniversary of our IPO, which will take us beyond the permitted period for a business combination under the foregoing Nasdaq rule. Therefore, unless we complete a business combination by February 19, 2024, we may be subject to suspension and delisting from the Nasdaq Capital Market due to our non-compliance with that requirement, unless we timely request a hearing before the Nasdaq Hearings Panel, in which case we may be given additional time to complete a business combination transaction prior to delisting.

Furthermore, on March 28, 2023, we received the March Notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(3), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market. The March Notice stated that we had 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. While Nasdaq accepted our compliance plan and granted us an extension of up to 180 calendar days from the date of the notice to evidence compliance with the rule, we may not regain compliance.

In addition, on June 15, 2023, we received the June Notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(2), which requires us to have at least $35 million market value of listed securities for continued listing on the Nasdaq Capital Market. The June Notice stated that we had 180 calendar days, or until December 12, 2023, in which to regain compliance with the MVLS Rule. If we are unable to achieve compliance by December 12, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. At that time, we could appeal the delisting decision to a Nasdaq Hearings Panel.

We cannot assure you that we will be able to regain compliance with the Minimum Public Holders Rule or the MVLS Rule, or complete our initial business combination prior to the 36-month deadline following our IPO described in Nasdaq IM-5101-2. Our failure to meet any of these requirements would result in our securities being delisted from Nasdaq. We and the holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

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

MORINGA ACQUISITION CORP

Date: August 14, 2023	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2023	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)