Form 10-Q
period 2023-09-30
Moringa Acquisition Corp
filed 2023-11-14
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 3,870,018 Class A ordinary shares, par value $0.0001 per share and one Class B ordinary share, par value $0.0001 per share, were issued and outstanding. The outstanding Class A ordinary shares consisted of (i) 515,019 public shares, (ii) 2,874,999 sponsor-held founders shares (previously converted to Class A ordinary shares from Class B ordinary shares), (iii) 380,000 private shares (held by the sponsor and EarlyBirdCapital, Inc., in the aggregate) and (iv) 100,000 representative shares held by EarlyBirdCapital, Inc.

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we”, “us”, “our”, “the company”, “the Company”, “our company” or “Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“First Extension” are to the extension of the deadline for our completion of an initial business combination from February 19, 2023 to August 19, 2023, which our shareholders approved at the First Extension Meeting;

●	“First Extension Date” are to August 19, 2023;

●	“First Extension Meeting” are to the extraordinary general meeting in lieu of 2022 annual general meeting of our company that we held on February 9, 2023 at which, among other approvals, the First Extension was approved;

●	“founders shares” are to our 2,875,000 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the 2,874,999 Class A ordinary shares that were issued upon the conversion of 2,874,999 of those Class B ordinary shares on August 18, 2023, immediately following the Second Extension Meeting (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);

●	“Holisto” are to Holisto Ltd., an Israeli company with which we had been party to the Holisto Business Combination Agreement;

●	“Holisto Business Combination” means the business combination with Holisto that had been contemplated under the Holisto Business Combination Agreement;

●	“Holisto Business Combination Agreement” are to the Business Combination Agreement, dated June 9, 2022, by and among our company, Holisto, and Holisto’s wholly-owned subsidiary, as amended by Amendments. No. 1 and No. 2 thereto, which was terminated on August 8, 2023;

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Moringa Sponsor US L.P., a Delaware limited partnership, and other holders (if any) of our founders shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on February 16, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“representative shares” are to the 100,000 Class A ordinary shares that we issued to EarlyBirdCapital (and/or its designees) in a private placement prior to our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are to the extension of the deadline for our completion of an initial business combination from August 19, 2023 to August 19, 2024, which was approved at the Second Extension Meeting;

●	“Second Extension Date” are to August 19, 2024;

●	“Second Extension Meeting” are to the extraordinary general meeting in lieu of 2023 annual general meeting of our company that was held on August 16, 2023 at which, among other matters, the Second Extension was approved by our shareholders;

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“trust account” are to the U.S.-based trust accounts at Goldman Sachs & Co. and at JP Morgan Chase, which are maintained by Continental Stock Transfer & Trust Company acting as trustee, into which total amounts of $100,000,000 and $15,000,000 from the proceeds from the IPO and the concurrent private placement were initially deposited upon the two closings of the IPO, in February and March 2021;

●	“trust agreement” are to the Investment Management Trust Agreement, dated as of December 15, 2021, to which we are party with Continental Stock Transfer & Trust Company;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2022 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 31, 2023.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	our ability to complete a business combination prior to the Second Extension Date;

●	our expectations around the performance of the prospective target business of any target company;

●	our potential ability to obtain additional financing to complete a business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	the prospects of our combining with a technology-oriented business in Israel or any other type of target company;

●	our public securities’ liquidity and trading;

●	the market for our securities;

●	the use of our funds held outside of the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	the expected financial performance of the combined company following our initial business combination.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information regarding important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I, Item 1A. Risk Factors” in our 2022 Annual Report and “Part II, Item 1A. Risk Factors” contained herein. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023 AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2023 AND FOR THE THREE AND NINE MONTHS ENDED ON THAT DATE

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED BALANCE SHEETS

		September 30,	December 31,
		2023	2022
	Note	U.S. Dollars

A s s e t s
ASSETS:
Cash and cash equivalents		58,238	59,714
Investments held in Trust Account		5,584,651	116,692,038
Prepaid expenses		28,080	43,853
TOTAL ASSETS		5,670,969	116,795,605

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES:
Accrued expenses		34,232	86,688
Related party	4	2,491,000	1,190,000
Private warrant liability		9,405	29,640
TOTAL LIABILITIES		2,534,637	1,306,328

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 515,019 and 11,500,000 shares at redemption value $10.84 and $10.15 as of September 30, 2023 and December 31, 2022, respectively		5,584,651	116,692,038

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized, 3,354,999 and 480,000 issued and outstanding (excluding 515,019 and 11,500,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively;		336	48
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 1 and 2,875,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively;		*	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022.		-	-
Accumulated deficit		(2,448,655)	(1,203,097)
TOTAL CAPITAL DEFICIENCY		(2,448,319)	(1,202,761)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		5,670,969	116,795,605

*	Less than one US dollar.

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Nine months ended September 30,		Three months ended September 30,
		2023	2022	2023	2022
		U.S. Dollars		U.S. Dollars
	Note	Except share data		Except share data

INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT		1,290,088	692,750	227,046	520,023
GENERAL AND ADMINISTRATIVE		(760,042)	(744,231)	(167,842)	(237,001)

CHANGE IN FAIR VALUE OF PRIVATE WARRANT LIABILITY		20,235	141,094	14,934	9,557
NET PROFIT FOR THE PERIOD		550,281	89,613	74,138	292,579

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	8	3,539,204	11,500,000	1,619,941	11,500,000
BASIC AND DILUTED NET PROFIT PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION		$0.40	0.02	0.17	0.03

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE		3,355,000	3,355,000	3,355,000	3,355,000
BASIC AND DILUTED NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARE		$(0.26)	(0.04)	(0.06)	(0.02)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT December 31, 2021	480,000	48	2,875,000	288	855,994	(951,078)	(94,748)

Net profit for the period						(245,659)	(245,659)
BALANCE AT March 31, 2022	480,000	48	2,875,000	288	855,994	(1,196,737)	(340,407)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of June 30, 2022					(179,099)		(179,099)
Net profit for the period						42,693	42,693
BALANCE AT June 30, 2022	480,000	48	2,875,000	288	676,895	(1,154,044)	(476,813)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of September 30, 2022					(520,023)		(520,023)
Net profit for the period						292,579	292,579
BALANCE AT September 30, 2022	480,000	48	2,875,000	288	156,872	(861,465)	(704,257)

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. dollars (except share data)
BALANCE AT December 31, 2022	480,000	48	2,875,000	288	-	(1,203,097)	(1,202,761)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of March 31, 2023						(905,040)	(905,040)
Net profit for the period						313,195	313,195
BALANCE AT March 31, 2023	480,000	48	2,875,000	288	-	(1,794,942)	(1,794,606)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of June 30, 2023						(558,002)	(558,002)
Net profit for the period						162,948	162,948
BALANCE AT June 30, 2023	480,000	48	2,875,000	288	-	(2,189,996)	(2,189,660)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of September 30, 2023						(332,797)	(332,797)
Conversion of Class B ordinary shares into Class A ordinary shares	2,874,999	288	(2,874,999)	(288)			-
Net profit for the period						74,138	74,138
BALANCE AT September 30, 2023	3,354,999	336	1	*	-	(2,448,655)	(2,448,319)

*	Less than one US dollar.

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2023	Nine months ended September 30, 2022
	U.S dollars
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit for the period	550,281	89,613
Adjustments to reconcile net profit to net cash provided by operating activities:
Changes in the fair value of the private warrant liability	(20,235)	(141,094)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	15,773	243,750
Decrease in accrued expenses	(52,456)	(36,130)
Net cash provided by operating activities	493,363	156,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Partial redemption of Class A ordinary shares subject to possible redemption	(112,903,226)	-
Proceeds from a promissory note – related party	1,301,000	700,000
Net cash provided by (used in) financing activities	(111,602,226)	700,000

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	(111,108,863)	856,139
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF PERIOD	116,751,752	115,045,316
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF PERIOD	5,642,889	115,901,455

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	58,238	202,333
Investments held in trust account	5,584,651	115,699,122
Total cash, cash equivalents and investments held in a trust account	5,642,889	115,901,455

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Conversion of Class B ordinary shares into Class A ordinary shares	288	-

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

All activity for the nine months ended September 30, 2023 and the year ended December 31, 2022, relates to the Company’s search for a target company, as well as attempts to consummate the Proposed Holisto Merger which was terminated on August 8, 2023, as detailed in Note 1(f).

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

Refer to Note 4(a) for information regarding proceeds loaned by the Sponsor under the Sixth and Eighth Promissory Notes, deposited into the Trust Account.

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

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary share, including any Class A ordinary share issuable upon conversion of such Class B ordinary shares, and Class A ordinary share (as described in Note 7) held by them if the Company fails to complete the initial Business Combination within 24 months of the Closing of the Public Offering or during any extended time that the Company has to consummate an initial Business Combination beyond 24 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares subject to possible redemption, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

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

On February 9, 2023, the Company held an extraordinary general meeting in lieu of the 2022 annual general meeting of the Company (hereafter – the First Extension Meeting). At the First Extension Meeting, the Company’s shareholders approved the proposal to amend, by way of special resolution, an amendment to the Amended and Restated Articles to extend the date by which the Company has to consummate a business combination from February 19, 2023 to August 19, 2023 (hereafter – the Extended Mandatory Liquidation Date) or such earlier date as may be determined by the Board in its sole discretion.

On August 18, 2023 the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of the Company (hereafter – the Second Extension Meeting). At the Second Extension Meeting, the Company’s shareholders approved, among other proposals, an amendment to the Amended and Restated Memorandum and Articles of Association to further extend the date by which the Company has to consummate a business combination from the Extended Mandatory Liquidation Date to August 19, 2024 (hereafter – the Second Extended Mandatory Liquidation Date) or such earlier date as may be determined by the Board in its sole discretion.

Refer to Note 4(a) for information regarding proceeds received by the Company from the Sponsor under the Sixth and Eighth Promissory Notes, which were deposited into the Trust Account.

Refer to Note 7(a) for information regarding the partial redemptions of Class A ordinary shares subject to possible redemption, following the First Extension Meeting and the Second Extension Meeting.

Refer to Note 5(b) for information regarding the conversion of Class B ordinary shares into Class A ordinary shares, following the Second Extension Meeting.

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of September 30, 2023, the Company had approximately $58 thousand of cash and an accumulated deficit of approximately $2,449 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its endeavors to consummate a business combination.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several withdrawals of the Sponsor promissory notes. Management has determined that it will need to continue to rely and is significantly dependent on both outstanding and future promissory notes, or other forms of financial support (all of which the Sponsor is not obligated to provide). Moreover, following the Second Extension Meeting, the Company has until August 19, 2024 to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. There can be no assurance that the Company will be able to consummate any business combination ahead of the Second Extended Mandatory Liquidation Date, nor will it be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements.

No adjustments have been made to the carrying amounts of assets or liabilities should the company fail to obtain financial support in its pursuit to consummate an Initial Business Combination, nor if it is required to liquidate after the Second Extended Mandatory Liquidation Date.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

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

d.	Class A Ordinary Shares subject to possible redemption

As discussed in Note 1, all of the 11,500,000 Class A ordinary shares sold as part of the Units in the Public Offering contained a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company has classified all of the shares sold under the Public Units as subject to possible redemption.

Refer to Note 7(a) for information regarding the partial redemptions of Class A ordinary shares subject to possible redemption, following the First Extension Meeting and the Second Extension Meeting.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

e.	Net profit (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net profit (loss) per share is computed by dividing net profit (loss) by the weighted average number of shares outstanding during the period. The Company applies the two-class method in calculating net profit (loss) per each class of shares: the non-redeemable shares, which include the Private Class A Ordinary Shares, as defined in Note 7(a), and the Class B ordinary shares (hereafter and collectively – Non-Redeemable class A and B ordinary shares); and the Class A ordinary shares subject to possible redemption.

In order to determine the net profit (loss) attributable to each class, the Company first considered the total profit (loss) allocable to both sets of shares. This is calculated using the total net profit (loss) less any interest earned on investments held in the Trust Account. Then, the accretion is fully allocated to the Class A ordinary shares subject to redemption.

f.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. From the Company’s incorporation and through September 30, 2023, the Company has not experienced any losses on these accounts.

As of September 30, 2023, the Company held its cash and cash equivalents in an SVB bank account, and its investments in the Trust Account are invested in Goldman Sachs money market funds. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820.

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

(CONTINUED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

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

NOTE 4 – RELATED PARTY TRANSACTIONS:

a.	Promissory Notes

The Company has issued several promissory note agreements to its Sponsor throughout its life term, in order to fulfil its ongoing operational needs or preparations towards an Initial Business Combination. All outstanding promissory notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) Second Extended Mandatory Liquidation Date (hereafter and collectively – the Maturity Date).

First Promissory Note

The First Promissory Note withdrawn was borrowed and repaid in full in early 2021 and has subsequently expired.

Second to Fifth Promissory Notes

On August 9, 2021 the Company issued its Second Promissory Note to the Sponsor, according to which the former may withdraw up to $1 million – which has been withdrawn in full in several installments up until June 2022.

In December 2022, the Company issued its Third and Fourth Promissory Notes (hereafter – the Third and Fourth Promissory Notes), according to which the Company may withdraw up to an aggregate amount of $190 thousand – which were withdrawn in full on the same date.

On February 8, 2023 the Company issued its Fifth Promissory Note to the Sponsor, in an amount of up to $310 thousand, which were withdrawn in full in several installments between February and June 2023.

According to the terms of the outstanding Second, Third, Fourth and Fifth Promissory Notes, which comprise an aggregate principal of $1.5 million, the Sponsor may elect to convert any portion of the amounts outstanding into private warrants to purchase Class A ordinary shares at a conversion price of $1 per private warrant on the Maturity Date. Such private warrants will have an exercise price of $11.5 and shall be identical to the private warrants included in the private units.

Sixth Promissory Note

On February 9, 2023 the Company issued its Sixth Promissory Note to the Sponsor, in an amount of $480 thousand – under which the funds that were loaned by the Sponsor were deposited into the Company’s Trust Account, in connection with the First Extension. The Sponsor provided six monthly injections of $80 thousand into the Company’s Trust Account under the Sixth Promissory Note, starting February 19, 2023.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued):

Seventh Promissory Note

On June 14, 2023 the Company issued its Seventh Promissory Note to the Sponsor in an amount of up to $1 million, of which $210 thousand were withdrawn at the same date; and approximately $275 thousand were withdrawn over the course of the three months ended September 30, 2023.

Eighth Promissory Note

On August 18, 2023 the Company issued its Eighth Promissory Note to the Sponsor, in an amount of approximately $154 thousand – under which the Company shall be required to repay the Sponsor for funds that it provides for deposit into the Company’s Trust Account, in connection with the Second Extension. The Sponsor shall make monthly injections of approximately $13 thousand into the Company’s Trust Account, starting August 19, 2023 and up until the earlier of the Second Extended Mandatory Liquidation Date (or such earlier date that the Board determines to liquidate the Company) or the date on which an Initial Business Combination is completed.

As of September 30, 2023 and December 31, 2022 the Related Party balance is composed solely of promissory notes.

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	Underwriters’ Deferred Discount

Under the Business Combination Marketing Agreement, the Company shall pay an additional fee (hereafter – the Deferred Commission) of 3.5% of the gross proceeds of the Public Offering (or $4,025,000) payable upon the Company’s completion of the initial Business Combination. The Deferred Commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes an Initial Business Combination.

b.	Nasdaq Deficiency Notices

First Deficiency Notice

On March 28, 2023 the Company received a notice from the Nasdaq Listing Qualifications Department indicating that it is not in compliance with Nasdaq Listing Rule 5550(a)(3) (hereafter – the First Deficiency), according to which the Company must satisfy the Minimum Public Holders Rule which requires listed companies to have at least 300 public holders. The Company has submitted its compliance plan on May 11, 2023, which was accepted by Nasdaq, which has then granted an extension of up to 180 calendar days from the date of the notice – until September 24, 2023 – to evidence compliance with the rule.

On September 27, 2023 the Company received a notice from the Nasdaq Listing Qualifications Department indicating that it has regained compliance with the First Deficiency.

Second Deficiency Notice

On June 15, 2023 the Company received another notice from Nasdaq Listing Qualifications Department indicating that it is not in compliance with Nasdaq Listing Rule 5550(b)(2) (hereafter – the Second Deficiency), according to which the Company must sustain a market value of listed securities of at least $35 million, for continued listing on the Nasdaq Capital Market. The notice was only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Capital Market. The Company has 180 calendar days, or until December 12, 2023, to regain compliance with the rule. The notice states that if at any time before December 12, 2023, the Company’s market value closes at $35 million or more for a minimum of ten consecutive business days, the Nasdaq staff will provide written confirmation for regaining compliance. If compliance is not achieved by December 12, 2023, the Company expects that Nasdaq would provide written notification that its securities are subject to delisting. At that time, the Company could appeal the delisting decision to a Nasdaq Hearings Panel.

Following the Second Extension Meeting, the Sponsor converted 2,874,999 of its Class B ordinary shares on a one to one basis into Class A ordinary shares, in an effort to regain compliance with the Second Deficiency. However, the Company has yet to receive a formal notice of compliance.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 by level within the fair value hierarchy:

	Level	September 30, 2023	December 31, 2022
Assets:
Money market funds held in Trust Account	1	5,584,651	116,692,038
Liabilities:
Private Warrant Liability	3	9,405	29,640

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of September 30, 2023	As of December 31, 2022
Share price	$10.0	$10.0
Strike price	$11.5	$11.5
Volatility	50%	50%
Risk-free interest rate	4.61%	4.00%
Dividend yield	0.00%	0.00%

In U.S dollars
Value of private warrant liability measured with Level 3 inputs at Initial Measurement	160,341
Change in fair value of private warrant liability measured with Level 3 inputs	(130,701)
Value of warrant liability measured with Level 3 inputs at December 31, 2022	29,640
Change in fair value of private warrant liability measured with Level 3 inputs	(20,235)
Value of warrant liability measured with Level 3 inputs at September 30, 2023	9,405

NOTE 7 – CAPITAL DEFICIENCY:

a.	Ordinary Shares

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

In conjunction with the First and Second Extensions, 8,910,433 and 2,074,548 Class A Ordinary Shares subject to possible redemption were redeemed, respectively, for their redemption value, including accrued interest. As part of the partial redemptions approximately $113 million have been withdrawn from the Investments held in Trust Account.

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

Refer to Note 5(b) for information regarding the conversion of Class B ordinary shares into Class A ordinary shares following the Second Extension Meeting.

b.	Preferred shares

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of September 30, 2023, the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 8 – NET PROFIT (LOSS) PER SHARE:

The following table reflects the calculation of basic and diluted net profit (loss) per share (in dollars, except share amounts):

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022
Net profit for the period	$550,281	$89,613	$74,138	$292,579
Less – interest earned on Investment held in Trust Account	(1,290,088)	(692,750)	(227,046)	(520,023)
Net loss excluding interest	$(739,807)	$(603,137)	$(152,908)	$(227,444)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	$(379,787)	$(466,919)	$(49,790)	$(176,076)
Accretion to Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	1,795,839	692,750	332,797	520,023
	$1,416,052	$225,831	$283,007	$343,947

Denominator:
weighted average number of shares	3,539,204	11,500,000	1,619,941	11,500,000

Basic and diluted net profit per Class A ordinary share subject to possible redemption	$0.40	$0.02	$0.17	$0.03

Non-redeemable Class A and B ordinary shares:
Numerator:
Net loss excluding interest	$(360,020)	$(136,218)	$(103,118)	$(51,368)
Accretion	(505,751)	-	(105,751)	-
	(865,771)	(136,218)	(208,869)	(51,368)

Denominator:
weighted average number of shares	3,355,000	3,355,000	3,355,000	3,355,000

Basic and diluted net loss per non-redeemable Class A and B ordinary share	$(0.26)	$(0.04)	$(0.06)	$(0.02)

The potential exercise of 5,750,000 Public Warrants and 190,000 Private Warrants sold in the Public Offering and Private Placements as detailed in Note 3 into 5,940,000 shares has not been included in the calculation of diluted net profit (loss) per share, since the exercise of the warrants is contingent upon the occurrence of a future event.

Additionally, the effect of the conversion of the Second, Third, Forth and Fifth Promissory Notes into an aggregate amount of 1,500,000 private warrants (exercisable into 1,500,000 shares) as detailed in Note 4, has not been included in the calculation of diluted net profit (loss) per share, since the conversion of the abovementioned promissory notes is contingent upon the occurrence of a future event.

As a result, diluted net profit (loss) per share is the same as basic net profit (loss) per share for each of the periods presented, and for each class.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 9 – SUBSEQUENT EVENTS:

Impact of War in Israel

On October 7, 2023 Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the business and operations on any target company with which the Company may combine, and on Israel’s economy in general. These events may cause wider macroeconomic deterioration in Israel, which may have a material adverse effect on the Company’s ability to effectively complete an Initial Business Combination, or on the operations of an Israel-centered target company with which the Company may combine.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies. In June 2022, we entered into a business combination agreement with Holisto, which was terminated in August 2023, as described in “Recent Developments” below in this Item 2. We intend to effectuate our prospective initial business combination using (i) cash from the proceeds of our initial public offering and the private placements of the private units, (ii) cash from a new financing involving the sale of our shares and/or other equity, and/or (iii) cash from one or more debt financings.

The issuance of additional ordinary shares in a business combination (whether by our company or by the target company that could serve as the new public company following a business combination):

●	may significantly dilute the equity interest of investors in our initial public offering;

●	could cause a change of control if a substantial number of ordinary shares are issued, which may affect, among other things, our (or the new public company’s) ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of the officers and directors of the public company following the business combination;

●	may have the effect of delaying or preventing a change of control of our company (or the new public company) by diluting the share ownership or voting rights of a person seeking to obtain control; and

●	may adversely affect prevailing market prices for the ordinary shares or warrants of the public company following the business combination.

Similarly, if our company or the new public company (following a business combination) issue(s) debt securities or otherwise incur(s) significant indebtedness in connection with the business combination transaction, that could result in:

●	default and foreclosure on the public company’s assets if its operating revenues after an initial business combination are insufficient to repay its debt obligations;

●	acceleration of the public company’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	the public company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is issued and outstanding;

●	the public company’s inability to pay dividends on its shares;

●	using a substantial portion of the public company’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on the public company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on the public company’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors that have less debt.

As indicated in the accompanying financial statements, at September 30, 2023 we had approximately $58 thousand of cash and cash equivalents and an accumulated deficit of approximately $2,449 thousand. Although we raised $115.0 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and an additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, approximately $90.8 million and $22.2 million of the investments in our trust account were liquidated and the cash received upon liquidation was paid out as part of the redemption of public shares in connection with the First Extension Meeting and Second Extension Meeting, respectively, leaving approximately $5.6 million of investments in the trust account as of September 30, 2023. We furthermore expect to continue to incur significant costs that will be paid from funds in our bank account outside of the trust account in the pursuit of our acquisition plans. We cannot assure you that our plans to complete any initial business combination, or a related capital-raise, will be successful.

Recent Developments

Second Extension of Date to Consummate a Business Combination

On August 18, 2023, after an adjournment of two days following the originally-designated date for the Second Extension Meeting, we reconvened the Second Extension Meeting and our shareholders approved the following proposals: (i) the Second Extension, by way of special resolution, pursuant to which our amended and restated memorandum and articles of association were amended to extend, by one year— from August 19, 2023 to August 19, 2024 (or such earlier date as may be determined by our board of directors in its sole discretion)— the deadline by which we need to consummate an initial business combination; (ii) a proposal to amend the trust agreement, to extend the term of that agreement for a period of one year, to the Second Extension Date; and (iii) an amendment to the amended and restated memorandum and articles of association allowing the Class B ordinary shares to converted by the holders thereof into Class A ordinary shares at any time prior to the consummation of an initial business combination based on the election of the holders thereof.

Upon the approval of the proposals at the Second Extension Meeting, the sponsor elected to convert 2,874,999 Class B ordinary shares into Class A ordinary shares, on a one-for-one basis, leaving one Class B ordinary share outstanding (which continued to be held by the sponsor).

In connection with the Second Extension Meeting, 2,074,548 Class A ordinary shares were redeemed, which resulted in 3,870,018 Class A ordinary shares (consisting of 515,019 public shares, 2,874,999 sponsor-held founder Class A ordinary shares (converted from Class B ordinary shares), 380,000 private Class A ordinary shares (held by the Sponsor and EarlyBirdCapital, in the aggregate), and 100,000 representative shares), along with one Class B ordinary share (held by the Sponsor), remaining outstanding. After the satisfaction of payments to shareholders in connection with those redemptions on August 18, 2023, the balance in our trust account was approximately $5.6 million as of September 30, 2023.

Nasdaq Deficiency Notices

Cure of Public Holders Deficiency Notice

On September 27, 2023, we received a notice from the Nasdaq Listing Qualifications Department indicating that we had regained compliance with Nasdaq Listing Rule 5550(a)(3) (which we refer to as the Nasdaq Public Holders Rule), which requires us to have at least 300 public holders for continued listing on the Nasdaq Capital Market. As previously reported, on March 28, 2023, we had received a notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with the Nasdaq Public Holders Rule. The notice was only a notification of deficiency, not of imminent delisting, and had no then-current effect on the listing or trading of our securities on the Nasdaq Capital Market. The notice of deficiency had given us 45 calendar days to regain compliance or to submit a plan to regain compliance with the rule. On May 11, 2023, we had submitted a plan to regain compliance with the rule. Nasdaq had accepted our plan, and had granted us an extension of up to 180 calendar days from the date of the notice— until September 24, 2023— to evidence compliance with the rule.

Market Value of Listed Securities Deficiency Notice

On June 15, 2023, we received a notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(2), or the MVLS Rule, which requires us to have at least $35 million market value of listed securities, or MVLS, for continued listing on the Nasdaq Capital Market. The notice was only a notification of deficiency, not of imminent delisting, and had no current effect on the listing or trading of our securities on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Nasdaq notice stated that we had 180 calendar days, or until December 12, 2023, in which to regain compliance with the MVLS Rule. The notice stated that if at any time before December 12, 2023, our MVLS closes at $35 million or more for a minimum of ten (10) consecutive business days, the Nasdaq staff will provide written confirmation that we have regained compliance with the MVLS Rule. If compliance is not achieved by December 12, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting. At that time, we could appeal the delisting decision to a Nasdaq Hearings Panel.

As a result of the approvals received at the Second Extension Meeting, on August 18, 2023, the sponsor converted 2,874,999 of its founders shares into Class A ordinary shares. We believe that the value of those shares, upon conversion, was to be added by Nasdaq to our MVLS, thereby paving the way for us to potentially regain compliance with the MVLS Rule. However, we have not yet received any indication from Nasdaq that we have regained compliance with that listing rule. We will continue to monitor our MVLS in an effort to ensure that we regain compliance with the MVLS Rule.

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

Following the foregoing termination, we continue to consider alternatives for our initial business combination transaction.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies, including negotiations and preparations related to the now-terminated Holisto Business Combination. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the September 30, 2023 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for our activities related to an initial business combination (including, for a period of time, the Holisto Business Combination, before it was terminated).

Liquidity and Capital Resources

We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans.

Pre-IPO Financing Source

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

IPO and Post-IPO Funding— Trust Account

At the time of our IPO in February and March 2021, we raised $116,200,000 of net proceeds from (i) the sale of units to the public in the offering, after deducting offering expenses of approximately $300,000 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000 that have been or will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial business combination transaction), and (ii) the sale of private units for a purchase price of $3,800,000 in the aggregate. Of that $116,200,000 amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our initial business combination transaction) was deposited into a non-interest bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account. As of September 30, 2023, we had approximately $5.6 million of investments remaining in that trust account (which includes contributions made by the sponsor in connection with the First Extension and Second Extension prior to that date), all of which was invested in Goldman Sachs money market funds. In accordance with its commitment as of the time of the First Extension Meeting, our sponsor deposited $80,000 per month, for each of the six months of the First Extension period, or $480,000 in total, into the trust account as a loan. Similarly, in keeping with its commitment as of the time of the Second Extension Meeting, following the approval of the proposals considered at that meeting, the sponsor has been depositing $12,875.48 per month (for up to 12 months of the Second Extension period, or a maximum total amount of $154,505.76), into the trust account as a loan. Our obligation to repay those contributions are evidenced by non-interest bearing, unsecured promissory notes in principal amounts of $480,000 and $154,505.76, respectively, which represent the maximum total amounts of all such sponsor contributions, in the aggregate. In the case of the second such promissory note, which covers the Second Extension period, the sponsor’s contributions will cease (and our repayment obligations under the promissory note will cease to accrue) upon our completion of an initial business combination or upon our board of directors’ determination to liquidate our company, if prior to the end of that 12-month period.

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

Post-IPO Working Capital— Funds Outside of Trust Account

In the initial period following our initial public offering, our working capital needs were satisfied primarily by the $1.2 million available to us outside of our trust account upon the completion of the offering.

Once those funds were exhausted, in order to satisfy our working capital needs for subsequent periods, we have borrowed funds from our sponsor under interest-free loans, for which our repayment obligations are evidenced by promissory notes that we have issued to our sponsor. Following the Second Extension, the due date for the amounts owed by us under each such promissory note (as amended) is the earlier of (i) August 19, 2024 (or, if the deadline for our company to complete an initial business combination under our amended and restated memorandum and articles of association is extended further, upon such later deadline) or (ii) the consummation of our initial business combination. The initial $1.5 million of aggregate principal amounts that we owe under those promissory notes (i.e., under the notes described in paragraphs (i) through (iii) below) may be converted by the sponsor, at its sole discretion, into warrants to purchase Class A ordinary shares at a price of $1.00 per warrant, upon the completion of our initial business combination.

The promissory notes under which we have borrowed funds from our sponsor since our IPO consist of the following:

(i)	a promissory note, in a principal amount of $1.0 million, that we issued to our sponsor in August 2021, which amount was fully drawn by us in, or prior to, June 2022;

(ii)	two promissory notes, in a combined principal amount of $190,000, that we issued to our sponsor in December 2022, which total amount was drawn in December 2022;

(iii)	a promissory note, in a principal amount of $310,000, that we issued to our sponsor in February 2023, and which we drew upon over the course of a period that concluded in June 2023; and

(iv)	a promissory note, in a principal amount of $1.0 million, that we issued to our sponsor in June 2023, under which we borrowed $210,000 in June 2023 and an additional $275,250 (approximately) over the three month period ended September 30, 2023.

The sponsor is not required to fund any of the remaining amount available under the final of the above-listed promissory notes.

The amounts owed to the sponsor under the above-listed promissory notes do not include amounts that we owe to the sponsor under the separate, non-interest bearing, unsecured promissory notes in principal amounts of $480,000 and $154,505.76, respectively, which represent the maximum total amounts of sponsor contributions, in the aggregate, to the trust account for the First Extension and Second Extension periods. Those separate notes are described under “IPO and Post-IPO Funding— Trust Account” above.

Current Liquidity Status— as of September 30, 2023

As of September 30, 2023, we had approximately $58 thousand of cash deposited in our bank account held outside of the trust account. We intend to use those funds and any additional funding that we have subsequently received and may receive and that we hold outside of the trust account primarily towards activities related to our initial business combination. Those activities include, in primary part, structuring, negotiating and completing such a business combination, securing financing (including commitment fees) for the post-business combination company, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use those funds outside of the trust account for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

In order to fund working capital deficiencies or finance transaction costs in connection with any initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1.5 million of such loans (all of which has been funded to us by our sponsor under the first three outstanding promissory notes listed under “Post-IPO Working Capital— Funds Outside of Trust Account” above) may be converted into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants (that are part of the private units) issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We believe that we will need additional funds in order to satisfy our liquidity needs in our pursuit of an initial business combination. While we have available up to $514,750 (approximately) of additional funds under the $1.0 million promissory note that we issued to our sponsor in June 2023, the sponsor is not obligated to fund any of that $514,750 amount. Our actual working capital needs will depend on when our business combination is consummated.

We cannot assure you that we will be able to successfully consummate any initial business combination.

It is likely that we will be obligated to redeem a significant number of additional public shares upon completion of our initial business combination, which will reduce the funds from the trust account that become available to the surviving company of the business combination. In that case, any company with which we combine will likely need to issue additional securities or incur debt in connection with the business combination. Subject to compliance with applicable securities laws, the surviving public company would only complete such financing simultaneously with the completion of our business combination. In addition, following our initial business combination, if cash on hand is insufficient, the new public company surviving from the business combination may need to obtain additional financing in order to meet its obligations.

Our continued, significant reliance and dependence on both outstanding and future loans from our sponsor (which our sponsor is not obligated to provide), and the deadline of August 19, 2024 under our amended and restated memorandum and articles of association to consummate an initial business combination cast substantial doubt on our ability to continue as a “going concern”. There can be no assurance that we will be able to consummate any business combination or raise sufficient funds to complete an initial business combination. If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate our trust account, which liquidation would be less than 12 months after the date of this Quarterly Report. Please see Note 1(e) to the unaudited financial statements included in this Quarterly Report, which describes the substantial doubt regarding our ability to continue as a “going concern”.

Review of Cash Flows for Nine Months Ended September 30, 2023

Cash provided by operating activities

For the nine months ended September 30, 2023, net cash provided by operating activities was approximately $493 thousand. That cash provided by operating activities reflected our net profit of approximately $550 thousand for the period, as adjusted to reflect the following matters:

●	a decrease in cash, cash equivalents and investments held in trust in order to eliminate the following non-cash items, each of which reduced our net profit: (i) a decrease in accrued expenses of approximately $52 thousand, and (ii) a decrease in prepaid expenses of $15 thousand; and

●	a decrease in cash, cash equivalents and investments in order to eliminate a non-cash gain of approximately $20 thousand attributable to the change in fair value of our private warrants that was included in our net profit.

Cash used in financing activities

For the nine months ended September 30, 2023, net cash used in financing activities was approximately $111 million, reflecting cash paid for the partial redemption of Class A ordinary shares in connection with the First Extension and Second Extension, as offset in part by funds that we borrowed from our sponsor under the promissory notes that we have issued to our sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We engaged EarlyBirdCapital as an advisor in connection with our initial business combination to assist in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing the surviving public company’s securities in connection with our initial business combination, assist in obtaining shareholder approval for the business combination and assist with press releases and public filings in connection with the business combination. Under that engagement, we agreed to pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable).

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Since that time, we have been implementing a number of measures to remediate such material weaknesses; however, as of September 30, 2023 management has not remediated the material weakness. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

In connection with the First Extension and Second Extension, approximately 10,984,981, or 95.5%, in total, of the originally outstanding public shares were redeemed for cash, leaving only 515,019 public shares outstanding. The extent of these redemptions and any additional redemptions in connection with a future shareholder vote on our initial business combination may have a material adverse effect upon our ability to close that business combination and the ability of the surviving company to operate following the business combination if it cannot secure additional financing.

Our amended and restated memorandum and articles of association provide that we have until August 19, 2024 to complete a business combination, failing which we are required to liquidate. In connection with the approval of the First Extension, as an incentive to the holders of the public shares not to redeem their public shares, the sponsor, or its designee, agreed to contribute the lesser of $80,000 and $0.04 per public share that remained outstanding to the trust account on a monthly basis. Approximately 77.5% of the then-outstanding public shares were nevertheless redeemed for cash, and monthly contributions by the sponsor that followed during the next six months amounted to $80,000 each. In connection with the approval of the Second Extension, as an incentive to the holders of the public shares not to redeem their public shares, the sponsor, or its designee, agreed to contribute to the trust account the lesser of (x) $15,000 and (y) $0.025 per public share multiplied by the number of public shares that would remain outstanding. Approximately 80.1% of the then-outstanding public shares were nevertheless redeemed for cash, and monthly contributions by the sponsor that have followed have amounted to $12,875 each. We can give no assurance that holders of public shares will not exercise their right of redemption in connection with the shareholder vote on our initial business combination, especially if that transaction does not provide them with added financial incentives not to redeem their shares. Because of the significant number of public shareholders that have exercised their right to redeem as of the date of this Quarterly Report, the funds in the trust account have been reduced significantly, from $115.0 million initially following the IPO to approximately $5.6 million as of September 30, 2023.

Our ability to successfully consummate an initial business combination may be jeopardized by the significant additional redemptions that we may face. Under our agreement with the underwriters for our IPO, the amount of the fees payable to them in connection with an initial business combination will not be adjusted for any shares that are redeemed in connection with a business combination, and the amount of such fees will not be available for us to use as consideration in an initial business combination.

Due to potential additional redemptions, there may not be sufficient funds in the trust account to enable us to consummate a business combination. The combined company may not, following the closing, have sufficient funds to finance its operations without additional debt or equity funding for any significant period, failing which the company may not be able to continue in business. As a result of additional potential redemptions, the Nasdaq public market value initial listing requirement may not be met, the combined company may not qualify to list on Nasdaq, and the business combination may not be consummated.

We may not be able to complete an initial business combination within the prescribed time frame, in which case our public shareholders may receive only $10.00 per share, plus interest, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 42 months from the closing of our initial public offering, following shareholder approval of the Second Extension. We may not be able to complete any initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our initial business combination within such 42 month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless.

If our funds being held outside of the trust account are insufficient to allow us to operate through our extension date(s), and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share (plus interest) or less, under certain circumstances.

As of September 30, 2023, we had approximately $58 thousand in cash held outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until the Second Extension Date. We might not have sufficient funds to continue paying for our ongoing operations and expenses related to our initial business combination.

If we are required to seek additional capital, we would need to borrow additional funds from the Sponsor under the $1,000,000 promissory note that we issued to it in June 2023 (under which approximately $485 thousand is currently outstanding, and an additional $515 thousand (approximately) may be loaned to us by our sponsor) or from members of our management team or other third parties in order to continue operating, or else we may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain additional financing, we may be unable to complete a business combination. If we are unable to complete a business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less, under certain circumstances) on our redemption of the remaining outstanding public shares.

We may be unable to obtain— on reasonable terms or at all— additional financing in connection with our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Because of the significant redemptions of public shares in connection with our First Extension and Second Extension, and the ongoing high numbers of redemptions relating to special purpose acquisition companies, or SPACs, in general, the remaining net proceeds of our initial public offering and the sale of the private units in the trust account may not be sufficient to allow us to meet a minimum cash condition in a business combination agreement and to complete an initial business combination. We may therefore be required to seek additional financing or to abandon the proposed business combination. While we may pursue a PIPE or other financing, we cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete a business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. The market for financings of initial business combinations of SPACs in recent times has been very difficult, with financings often available only on terms that are onerous to the surviving company of the business combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the sponsor or our other shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete an initial business combination, our public shareholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares.

Our search for a business combination opportunity with a company located in or connected to Israel may be subject to a variety of additional risks that may negatively impact either the search process and/or the operations of the combined company.

Because we seek an initial business combination with a company that is located in Israel or that has a significant Israeli connection, we may face additional burdens in investigating, agreeing to and completing our initial business combination, and if we effect such business combination, we could be subject to a variety of additional risks that may negatively impact our operations.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks.

The duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications for the business and operations of any target company with which we may combine, and on Israel’s economy in general. These events may cause wider macroeconomic deterioration in Israel, which may have a material adverse effect on our ability to effectively complete our business combination process, or on the operations of an Israel-centered target company with which we may combine.

In connection with the Israeli security cabinet’s declaration of war against Hamas and hostilities with other organizations, specifically the terrorist organization Hezbollah in Lebanon, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our executives and board members live in Israel, and employees of a target company with which we may combine, or its service providers, may be located in Israel, and may have been called, or will be called, for service in the current or future wars or other armed conflicts with terrorist organizations or their state sponsors, and such persons may be unavailable for extended periods of time. Our business combination search and the operations of our potential target companies may be disrupted by such absences, which may materially and adversely affect our ability to complete a business combination before the Second Extension Date and/or the operations of our potential target company.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete our initial business combination before the Second Extension Date, or, if we complete such initial business combination in time, our operations might suffer, which may adversely impact our business, financial condition and results of operations.

Risks Relating to our Securities

We are currently, and may in the future be as well, not in compliance with certain Nasdaq continued listing requirements. If we are unable to regain compliance with all of Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity.

Nasdaq IM-5101-2 requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Second Extension extended our final date to consummate our initial business combination until the 42 month anniversary of our IPO, which will take us beyond the permitted period for a business combination under the foregoing Nasdaq rule. Therefore, unless we complete a business combination by February 19, 2024, we may be subject to suspension and delisting from the Nasdaq Capital Market due to our non-compliance with that requirement, unless we timely request a hearing before the Nasdaq Hearings Panel, in which case we may be given additional time to complete a business combination transaction prior to delisting.

In addition, on June 15, 2023, we received a notice from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with the MVLS Rule, which requires us to have at least $35 million market value of listed securities for continued listing on the Nasdaq Capital Market. The notice stated that we had 180 calendar days, or until December 12, 2023, in which to regain compliance with the MVLS Rule. Following the Second Extension Meeting, our sponsor converted 2,874,999 of its founders shares into Class A ordinary shares, the value of which is likely to have been added by Nasdaq to our MVLS, thereby paving the way for us to potentially regain compliance with the MVLS Rule. However, we have not yet been informed by Nasdaq that we have regained compliance with the MVLS Rule. If we are unable to achieve compliance by December 12, 2023, we expect that Nasdaq would provide written notification to us that our securities are subject to delisting, which decision could be appealed by us to a Nasdaq Hearings Panel.

We cannot assure you that we will be able to regain compliance with the MVLS Rule, or complete our initial business combination prior to the 36-month deadline following our IPO described in Nasdaq IM-5101-2. Our failure to meet either of those requirements would result in our securities being delisted from Nasdaq. We and the holders of our securities could be materially adversely impacted if our securities are delisted from Nasdaq. In particular:

●	the price of our securities would likely decrease as a result of the loss of market efficiencies associated with Nasdaq;

●	holders may be unable to sell or purchase our securities when they wish to do so;

●	we may become subject to shareholder litigation;

●	we may lose the interest of institutional investors in our securities;

●	we may lose media and analyst coverage; and

●	we would likely lose any active trading market for our securities, as our securities may then only be traded on one of the over-the-counter markets, if at all.

SEC rules affecting special purpose acquisition companies may adversely affect our ability to negotiate and complete our initial business combination. In particular, certain of the procedures that we, a potential initial business combination target, or others may determine to undertake in connection with our initial business combination may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. We may be forced to liquidate the U.S. government treasury obligations or money market funds held in the trust account or liquidate and dissolve our company at an earlier time than we might otherwise choose.

To the extent that Moringa, as a SPAC, is deemed to be subject to regulation under the Investment Company Act of 1940, referred to as the Investment Company Act, or, in order to avoid that regulation, we limit our duration, alter the assets that we hold, change our business purpose, or limit our activities, that may increase the costs of and the time needed to complete our initial business combination, and may constrain the circumstances under which we could complete our initial business combination. Because we are more at risk of being considered an unregistered investment company if the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds for a longer period of time, we are more likely to liquidate those investments sooner than desired and thereafter hold all funds in the trust account in an interest-bearing demand deposit account. That may also lead to our liquidating and dissolving our company at an earlier time than we might otherwise choose.

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

Moringa may be deemed a “foreign person” and therefore may not be able to complete its business combination because such transaction may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited.

Our sponsor, Moringa Sponsor, LP, is a non-U.S. entity that is controlled by non-U.S. persons. We may pursue a business combination target in any business or industry and across any geographical region, including in the United States. Certain transactions in the United States are subject to specific rules or regulations that may limit, prohibit, or create additional requirements with respect to foreign ownership of a U.S. company. In particular, our initial business combination, if effected with a U.S. target company, may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, the Committee on Foreign Investment in the United States, or CFIUS, has authority to review certain direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President of the United States prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

As such, a business combination with a U.S. business or foreign business with U.S. operations that we may potentially wish to pursue may be subject to CFIUS review. If a particular proposed business combination with a U.S. business falls within CFIUS’ jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to delay or recommend that the President of the United States block our proposed initial business combination, require conditions with respect to such initial business combination or recommend that the President of the United States order us to divest all or a portion of the U.S. target business of our business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our shareholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership.

If CFIUS determines it has jurisdiction, CFIUS may decide to recommend a block or delay our business combination, or require conditions with respect to it, which may delay or prevent us from consummating a potential transaction. It is unclear at this stage whether any such potential business combination transaction would fall within CFIUS’ jurisdiction, and if so, whether we would be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS.

The process of review by a governmental entity, whether by CFIUS or otherwise, could be lengthy. Because we only have a limited amount time left to complete our business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate and dissolve. If we are unable to consummate our initial business combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the chance of realizing future gains through any price appreciation in the combined company. Additionally, our warrants will become worthless. As a result, the pool of potential targets with which we could complete a business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar ties to non-U.S. persons.

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

MORINGA ACQUISITION CORP

Date: November 14, 2023	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 14, 2023	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)