Form 10-K
period 2023-12-31
Moringa Acquisition Corp
filed 2024-04-01
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $28,606,956 based upon the closing price of the Class A ordinary shares on that date, which was $10.53.

As of April 1, 2024, 3,870,018 Class A ordinary shares, par value $0.0001 per share (consisting of 515,019 public shares, 2,874,999 Sponsor-held founder Class A ordinary shares (converted from Class B ordinary shares), 380,000 private shares and 100,000 representative shares), and one Class B ordinary share, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

MORINGA ACQUISITION CORP. ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we”, “us”, “our”, “the company”, “our company” or “Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“Articles” or “amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Board” are to our board of directors;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Extension Meetings” are to the First Extension Meeting and Second Extension Meeting, collectively.

●	“Extensions” are to the First Extension and the Second Extension, collectively.

●	“First Extension” are to the extension of the deadline for our completion of an initial business combination from February 19, 2023 to August 19, 2023, which our shareholders approved at the First Extension Meeting;

●	“First Extension Date” are to August 19, 2023;

●	“First Extension Meeting” are to the extraordinary general meeting in lieu of 2022 annual general meeting of our company that we held on February 9, 2023 at which, among other approvals, the First Extension was approved;

●	“founders shares” are to the 2,875,000 founders shares purchased by our sponsor in a private placement prior to our initial public offering, all of which were initially Class B ordinary shares, of which 2,874,999 have been subsequently converted by the sponsor into Class A ordinary shares and the remaining one of which will automatically convert into a Class A ordinary share at the time of our initial business combination (for the avoidance of doubt, the Class A ordinary shares issuable upon conversion are not “public shares”);

●	“Holisto” are to Holisto Ltd., an Israeli company with which we had entered into the Holisto Business Combination Agreement;

●	“Holisto Business Combination” means the potential business combination with Holisto under the Holisto Business Combination Agreement, which was not consummated;

●	“Holisto Business Combination Agreement” are to the Business Combination Agreement, dated June 9, 2022, by and among our company, Holisto, and Holisto Merger Sub, as amended by Amendments No. 1 and No. 2 thereto, as terminated pursuant to the notice received from Holisto on August 7, 2023;

●	“Holisto Registration Statement” are to the registration statement on Form F-4 (SEC File No. 333-267305) filed by Holisto in respect of the Holisto Business Combination, as amended by Amendments No. 1 and No. 2 thereto, filed on December 29, 2022 and February 7, 2023, respectively.

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“initial shareholders” are to our sponsor’s wholly-owned subsidiary, Moringa Sponsor US L.P., a Delaware limited partnership, and other holders (if any) of our founders shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on February 16, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“Marketing Agreement” means the Business Combination Marketing Agreement, dated February 16, 2021, that we entered into with EarlyBirdCapital in connection with our initial public offering.

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“representative shares” are to the 100,000 Class A ordinary shares that we issued to EarlyBirdCapital (and/or its designees) in a private placement prior to our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission.

●	“Second Extension” are to the extension of the deadline for our completion of an initial business combination from August 19, 2023 to August 19, 2024, which was approved at the Second Extension Meeting;

●	“Second Extension Date” are to August 19, 2024;

●	“Second Extension Meeting” are to the extraordinary general meeting in lieu of 2023 annual general meeting of our company that was held on August 16, 2023 at which, among other matters, the Second Extension was approved by our shareholders;

●	“Silexion” are to Silexion Therapeutics Ltd., an Israeli company with which we have had entered into the Silexion Business Combination Agreement;

●	“Silexion Business Combination” are to the potential business combination with Silexion contemplated under the Silexion Business Combination Agreement;

●	“Silexion Business Combination Agreement” are to the Business Combination Agreement, dated February 21, 2024, by and among Moringa, April.M.G. Ltd., a limited liability company organized under the laws of the State of Israel and a wholly owned subsidiary of Moringa (“Merger Sub 1”), and Silexion;

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“trust account” are to the U.S.-based trust accounts at Goldman Sachs & Co. and at JP Morgan Chase, which are maintained by Continental Stock Transfer & Trust Company acting as trustee, into which total amounts of $100.0 million and $15.0 million of the proceeds from the IPO and the concurrent private placement were deposited upon the two closings of the IPO, in February and March 2021, and in which an aggregate of approximately $5.7 million remained outstanding as of December 31, 2023;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

●	“2022 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on March 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete the Silexion Business Combination, including the satisfaction of the closing conditions to the Silexion Business Combination Agreement and the timing of the completion of such business combination;

●	our expectations with respect to future performance and anticipated financial impacts of the Silexion Business Combination;

●	the occurrence of any event, change or other circumstance that could give rise to the termination of the Silexion Business Combination Agreement or could otherwise cause the transactions contemplated therein to fail to close;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our pool of prospective target businesses;

●	risks associated with acquiring a business in Israel;

●	our public securities’ liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of, Business Combination Transaction

●	We may not be able to complete the Silexion Business Combination (or any other initial business combination) prior to the Second Extension Date, in which case public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	In light of the substantial redemptions of public shares in connection with the Extension Meetings, if our public shareholders redeem a significant number of additional public shares for cash from the trust account prior to the Silexion Business Combination, that may adversely impact the ability of the combined company to qualify for initial listing on the Nasdaq Stock Market and, consequently, the ability of the parties to successfully complete the Silexion Business Combination.

●	The combined company following the Silexion Business Combination (or any other initial business combination that we complete) may issue notes or other debt securities, or otherwise incur substantial debt, following the completion of the business combination, which may adversely affect the combined company’s leverage and financial condition.

●	Third parties may bring claims against us and, as a result, the proceeds held in the trust account could be reduced and the per share liquidation price received by our shareholders could be less than $10.00 per share.

●	If the funds not being held in the trust account are insufficient to allow us to operate at least until the Second Extension Date, that could limit our ability to consummate the Silexion Business Combination or any other initial business combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
●	We will only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business, which lack of diversification may negatively impact our operations and profitability post-business combination.

Risks Relating to our Management Team

●	We are totally dependent upon the efforts of our key personnel, including personnel who are a part of the combined company following our initial business combination.

●	Our key personnel may negotiate employment or consulting agreements with Silexion or a different target business in connection with a particular business combination, which may cause them to have conflicts of interest in determining whether a particular business combination is advantageous.

●	Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether Silexion or any other particular business combination target is appropriate.

Risks Relating to our Securities

●	We have received a delisting notice from Nasdaq due to our not having completed a business combination within 36 months of the effectiveness of our IPO registration statement, and unless our appeal before the Nasdaq Hearings Panel is successful, our securities will be delisted from Nasdaq, which would adversely impact liquidity and trading of those securities and our ability to complete the Silexion Business Combination.

●	An investment in our company may result in uncertain or adverse U.S. federal income tax consequences.

●	The combined company from the Silexion Business Combination or another business combination may issue additional Class A ordinary shares or preferred shares to complete that business combination or under an employee incentive plan after completion of the business combination, thereby diluting you.

●	Our private placement warrants are accounted for as liabilities and the changes in value of those warrants could have a material effect on our financial results.

v

PART I

Item 1. Business.

General

We are a blank check company formed on September 24, 2020 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with, and due diligence with respect to, potential business combination target companies. Leading up to, and following, the signing of the Holisto Business Combination Agreement in June 2022, we had been focusing exclusively on pursuing the Holisto Business Combination and related matters until its termination on August 7, 2023. As described below, leading up to, and following, the signing of the Silexion Business Combination Agreement on February 21, 2024, we have been focusing exclusively on pursuing the Silexion Business Combination and related matters.

Recent Developments

Entry into Silexion Business Combination Agreement

On February 21, 2024, we entered into the Silexion Business Combination Agreement. The transactions set forth in the Silexion Business Combination Agreement will constitute a “Business Combination” as contemplated by our amended and restated memorandum and articles of association. Silexion is a clinical-stage, oncology-focused Israeli biotechnology company that develops innovative treatments for unsatisfactorily treated solid tumor cancers which have a mutated KRAS oncogene. The Silexion Business Combination Agreement and the transactions contemplated thereby have been unanimously approved by the boards of directors of Moringa and Silexion.

Under the contemplated structure of the Silexion Business Combination, among other things: (i) Moringa will serve as the public company following the business combination, and its wholly-owned Israeli subsidiary, April.M.G. Ltd., (“Merger Sub 1”) will merge with and into Silexion, with Silexion continuing as the surviving company and a wholly-owned subsidiary of Moringa; (ii) all outstanding ordinary shares and preferred shares of Silexion will convert into Class A ordinary shares of Moringa based on an exchange ratio equal to the quotient obtained by dividing (x) the quotient obtained by dividing (1) $62,500,000 by (2) the number of fully diluted Silexion equity securities, by (y) $10.00; (iii) all outstanding Silexion warrants and options to purchase Silexion shares, and Silexion restricted share units (RSUs), will become exercisable for, or will be subject to settlement for, such number of Moringa Class A ordinary shares as is obtained by applying that same equity exchange ratio that applies to Silexion shares, with an accompanying adjustment to the exercise price of the converted Silexion options and Silexion warrants based on dividing the existing per share exercise price by the equity exchange ratio; (iv) the vesting of each outstanding Silexion option converted into a Moringa option will accelerate such that it will become fully vested; and (v) the ordinary shares of Moringa, as the continuing public company, will be listed on the Nasdaq Global Market.

Prior to the closing of the Silexion Business Combination, Silexion will obtain a convertible loan financing in an amount of at least $3.5 million from certain investors, which funds will be available to the combined company upon completion of the Business Combination. Our sponsor has similarly committed to funding, prior to the closing, between $350,000 and $500,000 to Moringa, and will retain, in respect of that funding, 1,308,000 founders shares which are Class A ordinary shares of Moringa, while forfeiting the remaining 1,567,000 founders shares, subject to an increased forfeiture, in the event that the amount of unrestricted and freely usable cash in Moringa’s bank account as of the closing is less than $500,000, of (x) an additional 8,000 founders shares, and (y) for every $1,000 deficiency from that $500,000 amount, and up to a maximum allowable deficiency of $150,000, an additional 333⅓ founders shares (rounded to the nearest whole share), up to a total of an additional 50,000 founder shares. Of the forfeited founders shares, 1,567,000 shares may instead be used by Moringa for “backstop” arrangements— potential transfer to non-affiliate third-party investors providing financing or entering into non-redemption agreements or other financial support in connection with the business combination, as determined by our company in consultation with Silexion. The amount of funds raised from, or left in the trust account as a result of, the backstop arrangements will be counted towards the $350,000 to $500,000 funding required from the sponsor.

Also in connection with the closing of the Silexion Business Combination, Moringa will issue to the sponsor an amended and restated promissory note that amends and restates, and replaces, in their entirety, all existing outstanding promissory notes issued by us to the sponsor (the “A&R Sponsor Promissory Note”), under which (a) the total amount owed by us to the sponsor through the closing date of the business combination has been capped (the “Promissory Note Cap”) at (i) $5,200,000, minus (ii) any fee or expense that may be paid or owed by us pursuant to the Marketing Agreement, which net amount will be reflected in the A&R Sponsor Promissory Note to be issued by Moringa at the closing. Any outstanding amount loaned by the sponsor to our company in excess of the Promissory Note Cap will be attributed to the conversion shares issuable upon maturity of the note as additional paid-in capital. The maturity date of the A&R Sponsor Promissory Note will be the 30-month anniversary of the closing date of the Silexion Business Combination. Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by Moringa) only by way of conversion into Moringa ordinary shares. The sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which Moringa conducts an equity financing following the closing of the business combination, subject to a minimum conversion amount of $100,000, in an amount of shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by Moringa in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the twenty-four (24) month anniversary of the closing date, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of Moringa’s Class A ordinary shares on the principal market on which they are traded during the twenty (20) consecutive trading days prior to the conversion date.

Each of the sponsor and certain shareholders of Silexion have entered into support agreements, under which they have agreed to vote all of their shares (of Moringa and Silexion, respectively) in favor of the Silexion Business Combination at the general meetings to be held by Moringa and Silexion at which the business combination will be presented for approval.

For further details regarding the Silexion Business Combination Agreement and related agreements, please see “Silexion Business Combination Agreement” below in this Item 1. For the complete terms of the Silexion Business Combination Agreement, please see a copy of that agreement, which serves as Exhibit 2.1 to this Annual Report.

Termination of Holisto Business Combination Agreement

On August 7, 2023, Holisto notified us that it was terminating the Holisto Business Combination Agreement. Pursuant to the termination notice, effective as of the end of the day on August 8, 2023, all rights and obligations of each party to the Holisto Business Combination Agreement ceased, except for the obligations of each party to the Holisto Business Combination Agreement that were intended to survive such termination, in accordance with the applicable provisions of the Holisto Business Combination Agreement, which surviving obligations shall remain in effect in accordance with their respective terms.

The terms of the Holisto Business Combination Agreement, as amended by Amendments No. 1 and No. 2 thereto, were described under “Item 1. Business— Holisto Business Combination Agreement” in the 2022 Annual Report, which description is incorporated by reference herein.

Extensions of Deadline to Consummate a Business Combination and Sponsor Contributions

On February 9, 2023 and August 18, 2023, we held the First Extension Meeting and Second Extension Meeting, respectively, at which our shareholders approved, among other proposals: (i) special resolutions amending our Articles to extend the date by which Moringa has to consummate a business combination from February 19, 2023 to August 19, 2023, and from August 19, 2023 to August 19, 2024, respectively, or such earlier date as may be determined by the Board in its sole discretion (the “Articles Extension Proposals”); (ii) amendments to our Trust Agreement, dated as of February 19, 2021, by and between us and Continental Stock Transfer & Trust Company, that extended the date by which we would be required to consummate a business combination from February 19, 2023 to August 19 2023, and from August 19, 2023 to August 19, 2024, respectively, or such earlier date as may be determined by the Board in its sole discretion (the “Trust Extension Proposals”). At the Second Extension Meeting, our shareholders furthermore approved a special resolution amending our Articles to provide for the right of a holder of Class B ordinary shares to convert such shares into Class A ordinary shares on a one-for-one basis prior to the closing of a business combination at the election of the holder (the “Conversion Amendment Proposal”). The proposals for the foregoing resolutions were described in more detail in the definitive proxy statement related to the Extension Meetings, which we filed with the SEC on January 5, 2023 and July 26, 2023, and which are incorporated by reference herein.

Upon the approval of the proposals at the Second Extension Meeting, the sponsor elected to convert 2,874,999 founders shares from Class B ordinary shares to Class A ordinary shares, on a one-for-one basis, leaving one Class B ordinary share outstanding (which continues to be held by the sponsor).

In connection with the Extension Meetings, 8,910,433 and 2,074,548 public shares, respectively, were redeemed, which reduced the number of public shares from 11,500,000 to 2,589,567, and from 2,589,567 to 515,019 public shares. After the satisfaction of payments to shareholders in connection with those respective sets of redemptions, the balance in our trust account was approximately $26.8 million as of February 19, 2023, and approximately $5.5 million as of August 20, 2023.

Prior to, and in connection with, the First Extension Meeting, we announced that if the First Articles Extension and related Trust Extension Proposal were to be approved at the First Extension Meeting and the First Extension implemented, our sponsor or its designees would deposit into the trust account as a loan (a “Contribution”, and the sponsor or its designee making such Contribution, a “Contributor”) on February 19, 2023, and on the 19th day of each subsequent calendar month until the First Extension Date, the sponsor contributed $80,000, which constituted the lesser of (x) $80,000 and (y) $0.04 per public share multiplied by the number of public shares outstanding on each such Contribution date. As of the date of the First Extension Meeting, we issued to the sponsor an interest-free promissory note in a principal amount of $480,000 to reflect our obligation to repay those then-prospective Contributions by the sponsor. That note remains outstanding as of the current time.

Similarly, prior to, and in connection with, the Second Extension Meeting, we announced that if the Second Articles Extension and related Trust Extension Proposal were to be approved at the Second Extension Meeting and the Second Extension implemented, our sponsor or its designees would deposit into the trust account as a Contribution, on August 19, 2023, and on the 19th day of each subsequent calendar month until the Second Extension Date, and on or such earlier date on which our Board might determine to liquidate the Company or an initial business combination is completed, $12,875.48 per month, or up to $154,505.76 in total. As of the date of the Second Extension Meeting, we issued to the sponsor an interest-free promissory note in a principal amount of $154,505.76 to reflect our obligation to repay those potential Contributions by the sponsor. That note remains outstanding as of the current time.

Upon approval of the Extensions and based on the sponsor’s commitment to make the Contributions, we issued to the sponsor non-interest bearing, unsecured promissory note in principal amounts of $480,000 and $154,505.76, representing the maximum potential amounts of all Contributions. The notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of our initial business combination, or (b) the date of our liquidation. We have not requested that the sponsor reserve for, nor have we independently verified whether the sponsor will have sufficient funds to satisfy, any Contributions. If a Contributor fails to make a Contribution by an applicable Contribution Date, we will liquidate and dissolve as soon as practicable after such date and in accordance with our amended and restated memorandum and articles of association. If we do not consummate an initial business combination by the Second Extension Date, the promissory notes will be repaid only from funds held outside of the trust account or will be forfeited.

Sponsor’s Conversion of Founders Shares

On August 18, 2023, pursuant to a notice we received from our Sponsor, we instructed Continental Stock Transfer & Trust Company to convert an aggregate of 2,874,999 founders shares from Class B ordinary shares, all of which were restricted and held in book entry form by the sponsor, on a one-for-one basis into an aggregate of 2,874,999 Class A ordinary shares As a result of that conversion, only one Class B ordinary share held by the sponsor, continued to remain outstanding.

Industry Opportunity

Israeli flourishing high-tech market

Having earned the title of “Start-Up Nation,” Israel has been known for quite some time as one of the most concentrated geographic centers for technological innovation and scientific advancement. Although it has a population of just in excess of 9 million and had a GDP of approximately $395.1 billion for 2019 (as reported by the World Bank), Israel has been one of the most successful countries in developing technology, including biotechnology and pharmaceuticals. Under the OECD R&D Intensity Index (which measures investment in R&D as a ratio of GDP), Israel ranks first in the world, with its national spending on R&D being 4.9% of its GDP (as of 2018), according to the February 2020 publication of the OECD Directorate for Science, Technology and Innovation. According to the 2019 annual report of the Israel Innovation Authority, or IIA, which we refer to as the IIA 2019 annual report, over the last decade, Israel has yielded over 750 startup companies every year.

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

While a significant number of mature, profitable Israeli technology growth companies or less mature pharmaceutical companies would be ideal candidates to go public via the route of an initial public offering, they have yet to do so. That is often due to size barriers that generally restrict such offerings to larger companies. Israeli technology companies that have less than $100 million of annual revenues, or biotech or pharmaceutical companies that are earlier stage and lack revenues, are often considered too small to be taken public by large, “bulge bracket” US underwriters. Given the growth in the market for special purpose acquisition companies (in terms of number of companies and the amount of funds raised by them) in recent years, we believe that this market can be utilized to meet an unmet need and enable worthwhile, growth Israeli technology (including biotech or pharmaceutical) companies to scale up.

Acquisition Strategy

Our acquisition strategy is to identify an untapped opportunity within our target Israeli high-tech and pharma industries and offer a public-ready business, a facility through which to enter the public sphere, access capital markets and advance its priorities. We initially focused on mid-size Israel-related technology companies that have a proven track record in generating revenues and profits, but that have been too small to be brought public until now. We subsequently expanded our search to pharmaceutical and biotech companies, including clinical stage companies such as Silexion. We believe many technology-based companies in Israel could benefit from access to the public markets but have been hesitant or unable to do so due to a number of factors, including the time it takes to conduct a traditional IPO, market volatility and pricing uncertainty. We hope to serve as an attractive partner for those types of companies, enabling them to go public in an alternate, more easily accessible manner- a business combination transaction- and to thereby benefit from the ongoing capital-raising options that are available for a publicly traded company on the U.S. capital markets and leverage public share currency to consolidate and acquire businesses.

Investment Criteria

Consistent with our acquisition strategy, we identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses within the Israeli high-tech industry. We used these criteria in evaluating the prospective Silexion Business Combination; however, no individual criterion was entirely determinative of our decision to pursue the prospective Silexion Business Combination:

●	Attractive, Potential Middle-Market Growth Business. We have primarily sought to acquire one or more Israeli potential growth businesses with a history of good operations and with a total enterprise value of between $50 million and $250 million. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital to enable it to advance to a mature stage of regulatory approval for its products, and accompanying revenues.

●	Biotechnology Platform. In our acquisition search, we have migrated towards targeting a biotechnology company with a platform that can make a significant impact in its target field. We value businesses that are non-traditional players that have entered or will enter established markets with new market offerings in an attempt to displace incumbents in those markets.

●	Business with Revenue and Earnings Growth Potential. We seek to acquire one or more businesses that have the potential for organic growth in revenue and earnings through a combination of both existing and new product development, increased production capacity, incremental marketing, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Strong Competitive Industry Position. We seek to acquire one or more businesses that will have an opportunity to develop a strong position in its sector. We seek to acquire a business that demonstrates advantages when compared to its competitors, which may help to protect its market position and eventually deliver strong free cash flow once reaching its revenue stage.

●	Strong Target Management Teams. We seek candidates who have strong management teams with a proven track record of driving growth, enhancing profitability, making sound strategic decisions, and generating strong free cash flow. We diligence a target company’s leadership team to evaluate if there are areas that need to be improved or require additional personnel.

●	Appropriate Valuations. We seek to be a disciplined and valuation-centric investor that invests on terms that we believe provide significant upside potential with limited downside risk.

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

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and members of our sponsor (and the investors in the sponsor) and the relationships they have developed as a result of such experience, have provided us with a substantial number of potential business combination targets. Our management team and other members of our sponsor have operated and invested in leading Israeli, global technology companies across their corporate life cycles and have developed deep relationships with organizations and investors operating around the world, and in our target region, Israel, in particular. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience help us to identify attractive Israel related technology-based businesses that can benefit from access to the public markets, and execute complex business combination transactions, thereby enhancing shareholder value. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

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

Our management team consists of professionals and senior operating executives of various companies with decades of experience and industry exposure in various Israeli high-tech industries. Based on our management team’s extensive experience and industry exposure, we believe we are able to identify, evaluate the risk and reward of and execute on attractive acquisition opportunities.

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

Substantially concurrently with the two closings of the initial public offering, we completed the private sale of 350,000 and 30,000 private units, in the aggregate, respectively, to our sponsor (which purchased 352,857 private units in total at the two closings) and EarlyBirdCapital (which purchased 27,143 private units in total at the two closings) at a purchase price of $10.00 per private unit, generating gross proceeds to us of $3,500,000 and $300,000 at the respective closings.

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

Competitive Strengths

Status as a Public Company

We believe that our structure has made us an attractive business combination partner to target businesses. As an existing public company, we have offered a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation (as is the case with the prospective Silexion Business Combination), the owners of the target business would exchange their shares of stock or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. In the alternative, the target company could issue to our shareholders its shares as consideration for acquiring our company and its cash from the trust. As a third alternative, a new entity could serve as the public company and each of our company and the target company could merge with its subsidiaries. We believe that target businesses might find the avenue of a business combination with a SPAC a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

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

Financial Position

Immediately following the closing of the IPO, we had $115.0 million. Upon approval of the First Extension, we had approximately $26.8 million (prior to any Contributions by the sponsor), of funds available in our trust fund. Upon approval of the Second Extension, we had approximately $5.5 million (prior to any Contributions by the Sponsor), of funds available in our trust fund. As of December 31, 2023, the balance in the trust account was approximately $5.7 million. Of those funds, a certain amount will be paid as an advisory fee to EarlyBirdCapital in connection with our initial business combination. Consequently, we offer a target business certain options for creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Given the possibility that there may be a further significant percentage of our remaining public shares that may be redeemed in connection with the vote on our initial business combination (whether the Silexion Business Combination or any other business combination), thereby further reducing our cash resources, the combined company may need to secure third party financing in order to successfully operate following a business combination, and there can be no assurance that it will be available.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business prior to our initial business combination. We initially utilized cash derived from the proceeds of our initial public offering and the private placement of units in our pursuit of a business combination. Investors in our initial public offering invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. In the case of the Silexion Business Combination, we are seeking to consummate a business combination with a company that is in its relatively early stages of development. As a result of our limited resources, we expect to effect only a single business combination with the proceeds from our initial public offering and concurrent private placement.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we have had virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described under “Investment Criteria” above. Now that we are party to the Silexion Business Combination Agreement, investors will need to evaluate the possible merits or risks of Silexion as a target business with which we may complete the Silexion Business Combination by reviewing the registration statement that will be filed with respect to that transaction. Although our management has endeavored to evaluate the risks inherent in the Silexion Business Combination, we cannot assure you that we have properly ascertained or assessed all significant risk factors.

Sources of Target Businesses

As the principal means of identifying potential target businesses, we have relied on the extensive contacts and relationships of our sponsor, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, the relationships that they have developed over their careers and their access to our sponsor’s members’ and affiliates’ contacts and resources have been generating a number of potential business combination opportunities that have been warranting, and may continue to warrant, further investigation. We also have had target business candidates brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses have been brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources have also introduced us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources have read our public disclosures and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets currently held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We have also engaged the services of professional firms or other individuals that specialize in business acquisitions on a formal basis (including EarlyBirdCapital, as described elsewhere in this Annual Report), to which we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, an initial business combination (regardless of the type of transaction that it is) other than:

●	the monthly $10,000 administrative services fee;

●	the payment of consulting, success or finder fees to our sponsor, officers, directors, or their affiliates, in connection with the consummation of our initial business combination;

●	the repayment of working capital loans that the sponsor has provided, or will provide, to us, as evidenced by the promissory notes that we have issued to it since the IPO;

●	the repayment of contributions to the trust account to which the sponsor committed in connection with the Extensions; and

●	the reimbursement of any out-of-pocket expenses.

Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view. Silexion is not affiliated with any of our officers, directors or sponsor, and we have therefore not obtained any such opinion in connection with the Silexion Business Combination.

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, except as described above under “Investment Criteria”.

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

For purposes of the Silexion Business Combination, Silexion has been accorded a pre-transaction equity value of $62.5 million on a fully-diluted basis, based on a $10 price per share. Accordingly, each Silexion preferred share and each Silexion ordinary share issued and outstanding immediately prior to the effective time of the business combination shall be automatically converted into the right to receive the number of duly authorized, validly issued, fully paid and nonassessable Class A ordinary shares of Moringa based on an equity exchange ratio that is equal to the quotient obtained by dividing (x) the quotient obtained by dividing (i) $62,500,000 by (ii) the number of fully diluted Silexion equity securities by (y) $10.00. Outstanding Silexion warrants, options, and restricted share units (RSUs), will become exercisable for, or will be subject to settlement for (as applicable), such number of Moringa Class A ordinary shares based on that same equity exchange ratio, with a corresponding inverse adjustment to the exercise price of the options and warrants. Please see “Recent Developments—Entry into Silexion Business Combination Agreement” above in this Item 1 for more details.

The fair market value of Silexion has been determined by our board of directors based upon the equity values of a significant group of comparable companies. The proxy solicitation materials to be used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the Silexion target business, as well as the basis for our determinations. We have not obtained an opinion from an investment banking firm as to the fair market value of Silexion, nor are we required to under our articles, as our board of directors has independently determined that the target business complies with the foregoing 80% threshold.

Lack of Business Diversification

We are currently seeking the Silexion Business Combination with just one business— that of Silexion. Therefore, at least initially, the prospects for our success will be entirely dependent upon the future performance of Silexion’s single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we have scrutinized the management of Silexion (and would do likewise with any other potential target business) when evaluating the desirability of effecting a business combination with it, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management of the combined company will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the combined company upon completion of the Silexion Business Combination (other than the potential service of our Chairman and CEO, Ilan Levin, and our director, Ruth Alon, as directors of Moringa) or any other business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with the combined company following a business combination, it is unlikely that they will devote their full time efforts to its affairs. Moreover, they would only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate employment or consulting agreements with it. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. We are not aware of any such negotiations of our officers or directors with respect to Silexion. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors do not have significant experience or knowledge relating to the operations of Silexion, and may not have such experience or knowledge with respect to any other particular target business.

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

Shareholder Approval of our Initial Business Combination

In connection with any proposed business combination, we will either (1) as we plan to do in the case of the Silexion Business Combination, seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. In the case of the Silexion Business Combination, the terms of the Silexion Business Combination Agreement require us to obtain that shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC, which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Our current amended and restated memorandum and articles of association provide that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination. We intend, however, to seek shareholder approval in connection with the shareholder approval of the Silexion Business Combination to amend our amended and restated memorandum and articles of association to eliminate that $5,000,001 net tangible assets requirement. The proposals for approval by our shareholders at the extraordinary general meeting at which we will present the Silexion Business Combination to our shareholders, which will be contained in the proxy statement/prospectus forming a part of our Registration Statement on Form S-4, will include as part of a proposal related to the articles of association of Moringa, to amend our amended and restated memorandum and articles of association prior to the closing of the transaction to eliminate that net tangible assets requirement.

We had chosen our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, we do not currently anticipate that the combined company resulting from the Silexion Business Combination will meet that net tangible asset threshold, and meeting that threshold is furthermore not needed for qualification for listing on the Nasdaq Stock Market. Consequently, we will seek shareholder approval to eliminate that requirement from our amended and restated memorandum and articles of association in connection with our shareholders’ approval of the Silexion Business Combination. If our shareholders do not approve that amendment, and we cannot complete the Silexion Business Combination, our public shareholders may need to wait until the Second Extension Date in order to be able to receive a pro rata share of the trust account upon our liquidation.

In connection with the extraordinary general meeting to approve the Silexion Business Combination (or any other potential business combination), our sponsor, initial shareholders, officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of the proposed business combination, (2) not to redeem any ordinary shares in connection with the shareholder vote to approve the proposed initial business combination, and (3) in the case of a tender offer (not applicable to the Silexion Business Combination), not sell any ordinary shares in any tender in connection with a proposed initial business combination.

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

Redemption Rights

At any general meeting called to approve an initial business combination- including the Silexion Business Combination- public shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively (although not applicable in the case of the Silexion Business Combination), we may provide our public shareholders with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors will not have redemption rights with respect to any Class A ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the after-market. Additionally, the holders of the representative shares will not have redemption rights with respect to the representative shares.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with a proposal to approve the business combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination, and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or the broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to redeem shares, once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of Class A ordinary shares delivered a certificate in connection with an election to redeem and subsequently decides prior to the applicable date not to elect to redeem, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled at that time to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

If the proposed Silexion Business Combination is not completed, we may continue to try to complete a business combination with a different target until the Second Extension Date (which is the 42 month anniversary of the closing of our initial public offering).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors agreed originally that we had only 24 months from the closing of our initial public offering to complete our initial business combination. That 24-month period has been extended, by virtue of our shareholders’ approvals of the Extensions at the Extension Meetings, to a 42-month period. If we are unable to complete our initial business combination within such 42-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 42-month time period. Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within 42 months from the closing of our initial public offering. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 42-month time frame.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Following the redemptions in connection with the Extension Meetings, our remaining public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to further amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 42 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will an existing shareholder have any right or interest of any kind to or in the trust account. In connection with the expected extraordinary general meeting at which the Silexion Business Combination (or any other initial business combination) will be presented for approval, a shareholder’s casting a vote will not, in and of itself, be deemed to be a redemption request for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights, as described above.

Amended and restated memorandum and articles of association

Our amended and restated memorandum and articles of association, as amended at the Extension Meetings, contain certain requirements that will apply to us until the completion of our initial business combination, including the following:

●	if we seek to amend our amended and restated memorandum and articles of association (A) in a manner that would affect our public shareholders’ ability to redeem or sell their shares to us in connection with a business combination or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within 42 months from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	if we seek shareholder approval for our initial business combination, we will consummate the transaction only if a majority of the issued and outstanding ordinary shares that are voted at the general meeting are voted in favor of the business combination;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination (unless our shareholders approve an amendment to our amended and restated memorandum and articles of association to eliminate that requirement, as we intend to propose in connection with the extraordinary general meeting to approve the Silexion Business Combination);

●	if our initial business combination is not consummated within 42 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 42 months from the closing of our initial public offering or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares present and voting at a general meeting. In the event we seek shareholder approval in connection with our initial business combination (as will be the case for the Silexion Business Combination), our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, holders of our Class B ordinary shares are the only shareholders that will have the right to vote on the appointment of directors and the right to remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founders shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We face intense competition from other entities having a business objective similar to ours, including private investors (either individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. In the event that we are unsuccessful in consummating the Silexion Business Combination, we believe that while there are numerous target businesses that we could potentially acquire with the net proceeds of our initial public offering and the sale of the private warrants (as reduced due to redemptions of public shares effected in connection with the Extensions), our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it would further reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which intensifies the competition that we face in achieving our objective.

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

Silexion Business Combination Agreement

The following provides a summary of the material provisions of the Silexion Business Combination Agreement:

General Terms and Effects; Merger Consideration

Under the Silexion Business Combination structure, our merger subsidiary— Merger Sub-- will merge with and into Silexion, with Silexion continuing as the surviving company and a wholly-owned subsidiary of Moringa. Upon the effectiveness of the merger of Merger Sub into Silexion, each outstanding ordinary share and preferred share of Silexion will convert into such number of Class A ordinary shares of Moringa as is equal to the quotient obtained by dividing (x) the quotient obtained by dividing (1) $62,500,000 by (2) the number of fully diluted Silexion equity securities, by (y) $10.00 (the “Silexion Equity Exchange Ratio”). Each outstanding Silexion warrant and Silexion option to purchase one Silexion share, and Silexion restricted share unit (RSU) that may be potentially settled for one Silexion share, will become exercisable for, or will be subject to settlement for (as applicable), such number of Moringa Class A ordinary shares as are equal to the Silexion Equity Exchange Ratio. The exercise price per Moringa Class A ordinary share of each such converted Silexion option and Silexion warrant will be adjusted based on dividing its existing per share exercise price by the Silexion Equity Exchange Ratio. The terms of vesting, exercise and/or settlement, as applicable, of such converted options, warrants and RSUs shall remain the same following such conversion, except that the vesting of each outstanding Silexion option converted into a Moringa option will accelerate, such that such option will become fully vested.

The Silexion Business Combination Agreement provides that (i) the Business Combination is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and (ii) the Business Combination Agreement is intended to be, and was adopted as, a “plan of reorganization” within the meaning of Sections 354, 361 and 368 of the Code and Treasury Regulations Sections 1.368-2(g) and 1.368-3(a).

Representations, Warranties and Covenants

The Silexion Business Combination Agreement contains customary representations, warranties, and covenants of Silexion and Moringa, including, among others, covenants relating to: the conduct of Silexion’s and Moringa’s respective businesses prior to the closing of the Silexion Business Combination; the appointment upon closing of a board of directors for Moringa consisting of seven members, of whom two will be designated by Moringa’s sponsor; the parties’ preparation and Moringa’s filing of a proxy statement/prospectus with the SEC; and the solicitation of Moringa’s shareholders’ approval of the Silexion Business Combination Agreement and the Silexion Business Combination.

No Survival

None of the representations or warranties in the Silexion Business Combination Agreement or in any instrument delivered pursuant to the Silexion Business Combination Agreement shall survive the closing and all rights, claims and causes of action (whether in contract or in tort or otherwise, or whether at law or in equity) with respect thereto shall terminate at the closing. The covenants and agreements of the parties contained in the Silexion Business Combination Agreement do not survive the closing, except for (i) those covenants and agreements to be performed after the closing, which covenants and agreements survive until fully performed, and (ii) the liability of any party with respect to fraud.

Conditions to Closing

The Silexion Business Combination Agreement contains customary conditions to closing, including the following mutual conditions of the parties (unless waived): (i) approval of the Silexion Business Combination Agreement and the Silexion Business Combination by the requisite votes of our shareholders; (ii) the expiration of all applicable waiting periods (and any extensions thereof) under antitrust laws; (iii) the absence of any applicable legal requirement prohibiting, enjoining, restricting or making illegal the consummation of the transactions under the Silexion Business Combination Agreement; (iv) the adoption of articles of association for Moringa in a form to be agreed upon between the parties; (v) the effectiveness of a Registration Statement on Form S-4 registering the issuance of Moringa Class A ordinary shares to be issued or issuable to Silexion’s security holders pursuant to the Silexion Business Combination and containing a proxy statement/prospectus; (vi) the approval of the listing of Moringa’s ordinary shares on Nasdaq; and (vii) the receipt of certain Israeli tax rulings in connection with the Silexion Business Combination.

In addition, unless waived by Silexion, the obligation of Silexion to consummate the transactions is subject to the satisfaction of the following additional closing conditions, in addition to delivery by us of customary certificates and other closing deliverables:

(i)	our representations and warranties being true and correct as of the date of the Silexion Business Combination Agreement and as of the closing (subject to certain materiality qualifiers);

(ii)	our having performed in all material respects our obligations and complied in all material respects with our covenants and agreements under the Silexion Business Combination Agreement required to be performed or complied with by us on or prior to the date of the closing;

(iii)	no SPAC Material Adverse Effect (as defined in the Silexion Business Combination Agreement) shall have occurred since the date of the agreement;

(iv)	the forfeiture by our sponsor for retirement of 1,567,000 of the founders shares held by it, such that the sponsor will retain 1,308,000 founders shares, provided that those 1,567,000 founders shares may, in lieu of forfeiture, be transferred by the sponsor to unaffiliated third parties in order to reduce transaction related fees, as consideration for investors providing backstop financing, entering into non-redemption agreements with Moringa, or providing other financial support in connection with the Silexion Business Combination;

(v)	Moringa maintaining at least $350,000 of cash immediately prior to the Business Combination, in respect of which the sponsor shall retain 1,308,000 founders shares;

(vi)	the sponsor’s forfeiture of a portion of the 1,308,000 founders shares to be retained by it in the event that Moringa’s cash level is less than the full $500,000— in which case the sponsor will forfeit (x) 8,000 founders shares, and (y) for every $1,000 deficiency from the $500,000 amount, up to a maximum allowable deficiency of $150,000, an additional 333 and one-third founders shares (rounded to the nearest whole share), for up to a total of 58,000 additional founders shares that may be forfeited pursuant to clauses (x) and (y);

(vii)	all expenses incurred or owed by Moringa in relation to the Silexion Business Combination, including all fees for legal, accounting, audit, printing and other professional services in connection therewith, but excluding any fees that may be payable by Moringa to the underwriters of the IPO under the Marketing Agreement, shall not exceed an aggregate amount of $1,000,000, assuming that the closing occurs by no later than August 19, 2024;

(viii)	the confirmation by Moringa of new employment agreements with certain senior employees of Silexion;

(ix)	the issuance by Moringa to the sponsor of an amended and restated promissory note with a capped principal amount in replacement of all existing promissory notes that Moringa has issued to the sponsor from the IPO until the closing; and

(x)	the execution of an amended and restated registration rights and lock-up agreement by Moringa and the sponsor.

Unless waived by Moringa, the obligation of Moringa to consummate the transactions is subject to, among other matters, the satisfaction of the following additional closing conditions, in addition to the delivery by Silexion of customary certificates and other closing deliverables:

(i)	the representations and warranties of Silexion being true and correct as of the date of the Silexion Business Combination Agreement and as of the closing (subject to certain materiality qualifiers);

(ii)	Silexion having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Silexion Business Combination Agreement required to be performed or complied with by it on or prior to the date of the closing;

(iii)	no Company Material Adverse Effect (as defined in the Silexion Business Combination Agreement) shall have occurred since the date of the Silexion Business Combination Agreement;

(iv)	all Silexion warrants shall have been exercised (on a cashless basis) prior to the effective time;

(v)	the receipt by Moringa from Silexion of fully executed copies of all subscription agreements under a Convertible Loan Financing of Silexion, and at least $3,500,000 of the proceeds payable to Silexion or its subsidiary thereunder shall have been received by Silexion or its subsidiary (as applicable); and

(vi)	all of the proceeds from the foregoing Convertible Loan Financing shall have been converted into shares of Silexion prior to the effective time of the Silexion Business Combination.

The Silexion Business Combination is expected to be consummated after obtaining the required approval by the shareholders of Moringa and the satisfaction of the above closing conditions.

Termination

The Silexion Business Combination Agreement may be terminated by mutual written consent of Moringa and Silexion, or by either party under certain circumstances, including, among others: (i) the failure to consummate the business combination by August 19, 2024; (ii) the failure of either party to obtain the requisite approval by its shareholders of the Silexion Business Combination; (iii) the issuance of a final and non-appealable order or injunction preventing the business , or (iv) a material breach of any representation, warranty, covenant, or agreement by the other party that is not cured within a specified period. The Silexion Business Combination Agreement also allows Moringa alone to terminate the agreement at any time prior to April 2, 2024 if not all of the executed copies of the subscription agreements under Silexion’s Convertible Loan Financing are provided to Moringa or if at least $3,500,000 of the proceeds payable to Silexion or its subsidiary thereunder have not been received by Silexion, in each case on or before March 10, 2024. The Silexion Business Combination Agreement does not provide for the payment of termination fees by either party in the case of any of the foregoing termination scenarios.

Governing Law

The Silexion Business Combination Agreement is governed by the laws of the State of Delaware and the parties are subject to exclusive jurisdiction of federal and state courts located in the State of Delaware (and any appellate courts thereof), provided that (i) the fiduciary duties of Moringa’s board of directors, and such other provisions of the Silexion Business Combination Agreement expressly required by the terms of the agreement, shall be governed by the laws of the Cayman Islands, and (ii) the merger of Merger Sub with and into Silexion, the fiduciary duties of Silexion’s board of directors, and such other provisions of the Silexion Business Combination Agreement expressly required by the terms of the agreement, will be governed by the Israeli Companies Law, 5759-1999.

A copy of the Silexion Business Combination Agreement serves as Exhibit 2.1 to this Annual Report and is incorporated herein by reference, and the foregoing description of the Silexion Business Combination Agreement is qualified in its entirety by reference thereto.

Related Agreements

Silexion Support Agreement

Certain shareholders of Silexion (as listed in the agreement) will enter into a shareholder voting and support agreement with Silexion and Moringa (the “Silexion Support Agreement”). Pursuant to such agreement, each Silexion shareholder party thereto irrevocably and unconditionally will agree that, at any meeting of the shareholders of Silexion (whether annual or special and whether or not an adjourned or postponed meeting), including any class meetings, class votes or class consents, and in connection with any written consent of shareholders of Silexion, such shareholder shall, and shall cause any other holder of record of any of such shareholder’s Covered Shares (as defined therein) to: (a) if and when such meeting is held, appear at such meeting (in person or by proxy), and if a quorum is not present, to vote (in person or by proxy) in favor of adjournment of such meeting of the shareholders to a later date, as in accordance with Silexion’s Articles of Association as in effect at such time; (b) vote, in person or by proxy, or validly execute and deliver any written consent with respect to all of the shareholder’s Covered Shares in favor of the resolutions in the form attached to the agreement and any other resolutions in favor of (i) the Silexion Business Combination and the adoption of the Silexion Business Combination Agreement, and (ii) any other matters necessary or reasonably requested by Silexion for consummation of the Silexion Business Combination and the other transactions contemplated by the Silexion Business Combination Agreement; (c) vote, in person or by proxy, or validly execute and deliver any written consent with respect to all of the shareholder’s Covered Shares against (A) any transaction, action or agreement of any kind (other than the Silexion Business Combination) concerning the sale or transfer of (x) all or any material part of the business or assets of Silexion or (y) any of the shares or other equity interests or profits of Silexion, that would reasonably be expected to (i) frustrate the purposes of, impede, interfere with, delay, postpone or adversely affect the Silexion Business Combination (including the consummation thereof), (ii) result in a breach of any covenant, representation or warranty or other obligation or agreement of Silexion under the Silexion Business Combination Agreement, or cause any of the conditions to closing set forth in the Silexion Business Combination Agreement not to be fulfilled or satisfied, or (iii) result in a breach of any covenant, representation or warranty or other obligation or agreement of the shareholder contained in the Silexion Support Agreement, and (B) any merger agreement or merger (other than the Silexion Business Combination Agreement and the Silexion Business Combination), consolidation, combination, sale of all or substantially all assets, scheme of arrangement, reorganization, recapitalization, dissolution, liquidation or winding up of or by Silexion. Each shareholder of Silexion party to the Silexion Support Agreement will grant a proxy in furtherance of its voting undertakings pursuant to the agreement.

A copy of the form of Silexion Support Agreement serves as Exhibit 10.9 to this Annual Report and is incorporated herein by reference, and the foregoing description of the Silexion Support Agreement is qualified in its entirety by reference thereto.

Form of Sponsor Support Agreement

Our sponsor will enter into a sponsor support agreement with Silexion and Moringa (the “Sponsor Support Agreement”). Pursuant to such agreement, the sponsor will irrevocably and unconditionally agree that, at any meeting of the shareholders of Moringa, and in connection with any written consent of shareholders of Moringa, it shall: (A) if and when such meeting is held, appear at such meeting (in person or by proxy), and vote (in person or by proxy), or validly execute and deliver any written consent with respect to its Shares (as defined therein) in favor of the adoption and approval of the Silexion Business Combination Agreement, the transactions thereunder and any other proposals recommended by Moringa’s board of directors in connection with the transactions as to which shareholders of Moringa are called upon to vote or consent to; (B) vote against any action or agreement that would reasonably be expected to result in a breach in any material respect of any covenant, representation or warranty or any other obligation or agreement of Moringa or its affiliates under the Silexion Business Combination Agreement or that would reasonably be expected to result in any of the conditions to Moringa’s or any of its affiliates’ obligations under the Silexion Business Combination Agreement not being fulfilled; (C) vote against any agreement, transaction or other matter that is intended to, or would reasonably be expected to (i) impede, interfere with, delay, postpone, discourage or adversely affect the transactions and the consummation thereof, (ii) result in a breach of any covenant, representation or warranty or other obligation or agreement of Moringa or its affiliated parties under the Silexion Business Combination Agreement, or cause any of the conditions to closing set forth in the Silexion Business Combination Agreement not to be fulfilled or satisfied, or (iii) result in a breach of any covenant, representation or warranty or other obligation or agreement of the sponsor contained in the Sponsor Support Agreement; and (D) vote in favor of the directors nominated or designated for Moringa in accordance with the Silexion Business Combination Agreement.

Our sponsor will furthermore agree in the Sponsor Support Agreement to comply with the forfeiture provisions of the Silexion Business Combination Agreement with respect to its founders shares and with the lock-up provisions related to the other Moringa Class A ordinary shares held by it.

The Sponsor Support Agreement also imposes a transfer restriction on all Subject Securities (as defined in therein) held by the sponsor from and after the date of the agreement and until the earlier of (a) the termination of the agreement (which will occur upon the termination of the Silexion Business Combination Agreement), or (b) the closing, including entry into any contract that would reasonably be expected to require the sponsor to transfer the Subject Securities. Likewise, the agreement prohibits the sponsor from entering into any voting trust, proxy or other contract with respect to the voting or transfer of the Subject Securities (other than the agreement itself).

A copy of the form of Sponsor Support Agreement serves as Exhibit 10.10 to this Annual Report and is incorporated herein by reference, and the foregoing description of Sponsor Support Agreement is qualified in its entirety by reference thereto.

Amended and Restated Promissory Note

Also in connection with the closing of the Silexion Business Combination, Moringa will issue to the sponsor an amended and restated promissory note that amends and restates, and replaces, in their entirety, all existing outstanding promissory notes issued by us to the sponsor (the “A&R Sponsor Promissory Note”), under which (a) the total amount owed by us to the sponsor through the closing date of the business combination has been capped (the “Promissory Note Cap”) at (i) $5,200,000, minus (ii) any fee or expense that may be paid or owed by us pursuant to the Marketing Agreement, which net amount will be reflected in the A&R Sponsor Promissory Note to be issued by us at the closing. Any outstanding amount loaned by the sponsor to our company in excess of the Promissory Note Cap will be attributed to the conversion shares issuable upon maturity of the note as additional paid-in capital. The maturity date of the A&R Sponsor Promissory Note will be the 30-month anniversary of the closing date of the Silexion Business Combination. Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by us) only by way of conversion into Moringa Class A ordinary shares. The sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct an equity financing following the closing of the business combination, subject to a minimum conversion amount of $100,000, in an amount of shares constituting up to thirty percent (30%) of the number of Class A ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into Class A ordinary shares at any time following the twenty-four (24) month anniversary of the closing date, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of the Moringa Class A ordinary shares on the principal market on which they are traded during the twenty (20) consecutive trading days prior to the conversion date.

A copy of the form of A&R Sponsor Promissory Note serves as Exhibit 10.8.2 to this Annual Report and is incorporated herein by reference, and the foregoing description of A&R Sponsor Promissory Note is qualified in its entirety by reference thereto.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials to be sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements will be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2023, as required by the Sarbanes-Oxley Act; however, as we are not deemed to be a large accelerated filer or an accelerated filer, and still qualify as an emerging growth company (as described below), we are not required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We may not be able to complete the Silexion Business Combination (or any other initial business combination) within the prescribed time frame, in which case our public shareholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 42 months from the closing of our initial public offering (following shareholder approval of the Second Extension). We may not be able to complete the Silexion Business Combination or any other initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our initial business combination within such 42 month period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “- If we are unable to complete the Silexion Business Combination or another business combination by August 19, 2024 (or such later date as our shareholders may approve) and liquidate the trust account…” and other risk factors below.

If the combined company following the Silexion Business Combination does not have sufficient financing to develop its platform and continue in business, it may incur substantial debt following the completion of the Silexion Business Combination, which may adversely affect the combined company’s leverage and financial condition.

As of the date of this Annual Report, neither Silexion nor Moringa has any external financing in place for the combined company at or following the closing of the Silexion Business Combination, other than the expected $3.5 million or more of convertible loans to be received by Silexion and the $350,000 to $500,000 of minimum cash to be maintained in Moringa as of the closing. Neither Silexion nor Moringa can give any assurance that it will be able to negotiate a more significant financing for Moringa following the closing. Any financing may significantly dilute the equity interest of the continuing shareholders of Moringa and may include unfavorable terms, including giving an investor the ability to acquire shares at a price which is less than the market price of the ordinary shares at the time of purchase of Moringa Class A ordinary shares, whether upon conversion of a debt instrument or a takedown under an equity line of credit. Moringa can give no assurance that the combined company following the Silexion Business Combination will be able to enter into any financing on terms that it considers reasonable and which would not hurt the combined company’s leverage and financial condition.

If we are unable to complete the Silexion Business Combination or another business combination by August 19, 2024 (or such later date as our shareholders may approve) and liquidate the trust account, third parties may also bring claims against us and, as a result, the proceeds held in the trust account could be reduced and the per share liquidation price received by our shareholders could be less than $10.00 per share.

Under the terms of our amended and restated memorandum and articles of association (as amended by the Extensions), we must complete a business combination by August 19, 2024, or else must cease all operations except for the purpose of winding up, redeeming 100% of the outstanding public shares and, subject to the approval of the remaining Moringa shareholders and the Moringa board, dissolving and liquidating. In such event, third parties may bring claims against us. Although we have obtained waiver agreements from certain vendors and service providers (other than our independent auditors) we have engaged and owe money to, and the prospective target businesses we have negotiated with, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they or other vendors who did not execute such waivers will not seek recourse against the trust account notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims that could take priority over those of the public shareholders.

Our sponsor has agreed that it will be liable to our company if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we had discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations and believe that the sponsor’s only assets are securities of Moringa. Accordingly, the sponsor may not have sufficient funds available to satisfy those obligations. We have not asked the sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the Silexion Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete the Silexion Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

The completion of the proposed Silexion Business Combination, and the operations of Silexion, may be materially adversely affected by certain current unfavorable macro-economic trends.

Certain global macro-economic trends that developed in the aftermath of the COVID-19 pandemic have been adversely impacting the global economic environment. Supply chain delays, initially caused by closures during the pandemic, and rising shipping costs, which have been exacerbated by the ongoing Russian invasion of the Ukraine and the Houthis’ attacks in the Red Sea, have contributed towards inflationary pressures on many goods and commodities globally. The upwards pressure on prices of goods and services, causing high rates of inflation globally, caused governments and central banks to raise interest rates, which has been inhibiting economic activity and access to capital markets, and may cause a recession, whether in individual countries or regions, or globally.

These deteriorating economic conditions may adversely impact access to financing for the combined company upon the consummation of the proposed Silexion Business Combination.

If the disruptions posed by unfavorable macro-economic conditions continue for a further extensive period of time, the operations of Silexion may be adversely affected.

If our funds being held outside of the trust account are insufficient to allow us to operate through the Second Extension Date, and we are unable to obtain additional capital, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share or less, under certain circumstances.

As of December 31, 2023, we had approximately $108 thousand in cash held outside the trust account to fund our working capital requirements. The funds available to us outside of the trust account may not be sufficient to allow us to operate until the Second Extension Date, assuming that the Silexion Business Combination is not completed earlier than the Second Extension Date. We might not have sufficient funds to continue paying for our ongoing operations and expenses related to the Silexion Business Combination.

If we are required to seek additional capital, we would need to borrow additional funds from the Sponsor under additional promissory notes that we may issue to it, or from members of our management team or other third parties, in order to continue to operate, or else we may be forced to liquidate. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to obtain additional financing, we may be unable to complete the Silexion Business Combination. If we are unable to complete the Silexion Business Combination or any other initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.00 per share (or less, under certain circumstances) on our redemption of the remaining outstanding public shares.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have limited cash resources, and will need to obtain additional funds, in order to satisfy our liquidity needs in our current efforts to consummate the Silexion Business Combination. Additional financial support may be provided by the sponsor under promissory notes that we may issue to it, although the sponsor is not obligated to provide such support. We have already borrowed approximately $2.84 million, in the aggregate, from the sponsor (including the maximum amounts that the sponsor has committed to contribute to the trust account, as loans to us, in connection with the Extensions). If we are unable to consummate the Silexion Business Combination by August 19, 2024, or other later date to which such deadline may be extended, we will cease to exist. In light of the foregoing, there may be substantial doubt raised about our ability to continue as a “going concern.” Please see the explanatory paragraph under the heading “Substantial Doubt about the Company’s Ability to Continue as a Going Concern” in our independent auditors’ report on our financial statements that appears in this Annual Report. The financial statements contained in this Annual Report do not include any adjustments that might result from our inability to consummate a business combination or inability to continue as a “going concern.”

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness that we identified as of the end of the first quarter of 2021, the change in accounting for the certain complex features of our Class A ordinary shares and private placement warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the Silexion Business Combination or any other business combination.

In connection with the shareholder approval of the Silexion Business Combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public float of our securities.

Our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of the Silexion Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with the Silexion Business Combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy Nasdaq initial listing requirements at the closing of our initial business combination, where it appears that such requirements would otherwise not be met. This may result in the completion of our initial business combination in a situation where it may not have otherwise been possible. If such purchases are made, the public “float” of the combined company and the number of beneficial holders of the combined company’s securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of its securities on Nasdaq.

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

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for Silexion or any other target business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to (nor have we, in the case of the Silexion Business Combination) obtain an opinion from an independent investment banking firm, or from another independent entity that commonly renders valuation opinions, that the price we are paying for a target company is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We will likely only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private units, following redemptions, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private units, following approval of the First Extension and the Second Extension, only approximately $5.7 million of funds remain available in our trust fund (as of December 31, 2023), assuming no further redemptions. Of those funds, we expect that we may need to pay a significant portion as an advisory fee to EarlyBirdCapital in connection with our initial business combination.

Because of the amount of the remaining funds in the trust account and the lack of time remaining until the Second Extension Date deadline by which we must complete our initial business combination, we will only effectuate our initial business combination with a single target business. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, such as Silexion’s; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services, such as those offered by Silexion.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry (such as the biotechnology industry, in respect of Silexion) in which we may operate subsequent to our initial business combination.

We are seeking a business combination with Silexion, a clinical stage company, which lacks an established record of revenue or earnings.

To the extent we complete our initial business combination with Silexion or another clinical stage or early stage company, or any other entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile or no revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors have endeavored to evaluate the risks inherent in Silexion, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have had adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact Silexion’s business.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. We have amended our amended and restated memorandum and articles of association to provide for the First Extension, the Second Extension and to enable our sponsor to convert its founders shares from Class B ordinary shares into Class A ordinary shares before the completion of a business combination. Any additional amendment will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls in our Annual Report on Form 10-K. We are not deemed to be a large accelerated filer or an accelerated filer, and qualify as an emerging growth company, therefore we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Risks Relating to our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter is totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel will likely remain with Silexion in board member or advisory positions following our Business Combination, all of the management of Silexion will remain in place. While the combined company would intend to closely scrutinize any individuals it engages after the Silexion Business Combination, we cannot assure you that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause the company to have to expend time and resources helping them become familiar with such requirements.

Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and sponsor’s members and affiliates is presented for informational purposes only. Past performance by our management team and sponsor’s members and affiliates is not a guarantee of success with respect to any business combination we may consummate, including the Silexion Business Combination. You should not rely on the historical record of our management team and sponsor’s members and affiliates as indicative of our future performance and you may lose all or part of your invested capital. Additionally, in the course of their respective careers, members of our management team and our sponsor’s members and affiliates have been involved in businesses and deals that were unsuccessful. None of our officers, directors or the partners or affiliates of our sponsor have had management experience with blank check companies or special purpose acquisition corporations in the past.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals, and particularly Mr. Levin, our Chairman of the Board and Chief Executive Officer, and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Prior to our initial public offering, our sponsor purchased an aggregate of 2,875,000 founders shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. Simultaneous with the two closings of our initial public offering, our sponsor purchased an additional 325,000 and 27,857 Class A ordinary shares, and warrants to purchase an additional 162,500 and 13,928 Class A ordinary shares, respectively. As such, our sponsor owns 3,227,857 ordinary shares, which constitute approximately 83.4% of our issued and outstanding shares following the redemptions of public shares effected in connection with the Extensions. The founders shares will be worthless if we do not complete an initial business combination. The founders shares are identical to the Class A ordinary shares included in the units being sold in our initial public offering except that until the consummation of our initial business combination transaction, only the founders shares (currently, only the one founders share that remains a Class B ordinary share) have the right to vote on the appointment of directors. In addition, both the founders shares and the private (Class A ordinary) shares purchased by the sponsor concurrently with the offering are subject to certain transfer restrictions (unlike public shares). Furthermore, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founders and private shares if we fail to complete our initial business combination within 24 months (as was automatically extended to 42 months upon approval of the Second Extension) from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 42-month deadline following the closing of our initial public offering nears, which is the current deadline for the completion of our initial business combination.

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

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

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

The intensity and duration of Israel’s current war against Hamas is difficult to predict, as are such war’s economic implications on the business and operations on any target company with which we may combine, and on Israel's economy in general. These events may cause wider macroeconomic deterioration in Israel, which may have a material adverse effect on our ability to effectively complete our business combination process, or on the operations of an Israel-centered target company with which we may combine.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our executives and board members live in Israel, and employees of a target company with which we may combine, or its service providers, may be located in Israel, and may have been called, or will be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be unavailable for extended periods of time. Our business combination search and the operations of our potential target companies may be disrupted by such absences, which may materially and adversely affect our ability to complete a business combination before the Second Extension Date and/or the operations of our potential target company. Additionally, the absence of employees of a target company’s Israeli suppliers and/or contract manufacturers due to military service in the current or future wars or other armed conflicts may disrupt their operations, which in turn may materially and adversely affect our target company’s ability to deliver or provide products and services to customers.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete our initial business combination before the Second Extension Date, or, if we complete such initial business combination in time, our operations might suffer, which may adversely impact our business, financial condition and results of operations.

Risks Relating to our Securities

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity, and could also frustrate our ability to complete our initial business combination.

On February 20, 2024, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of our securities on The Nasdaq Capital Market was to be suspended at the opening of business on February 29, 2024, due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. We requested a hearing before the panel, which is scheduled for April 23, 2024.

We cannot assure you that we will be able regain compliance with Nasdaq IM-5101-2 and maintain compliance with all other Nasdaq continued listing requirements. In particular, if we are unable to convince the Panel that we will qualify for initial listing on Nasdaq upon the completion of the Silexion Business Combination, we will likely be unsuccessful in obtaining a desired six-month extension to regain compliance with the subject Nasdaq IM-5101-2, as the sole means to regain compliance and remedy our current non-compliance is to complete the Silexion Business Combination (or any other potential business combination) prior to the end of the extension period.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within 24 months (as was automatically extended to 42 months upon approval of the Second Extension) from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our sponsor controls the appointment of our board of directors until completion of our initial business combination and hold a substantial interest in us. As a result, it appoints all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns 83.4% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, only the sole outstanding Class B ordinary share, which is held by our sponsor, has the right to vote on the appointment of directors, and may remove a member of the board of directors for any reason. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor exerts significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

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

Even if we consummate the Silexion Business Combination, our publicly traded warrants may never be in the money, and they may expire worthless.

The exercise price for our public warrants is $11.50 per share. There can be no assurance that the public warrants will be in the money prior to their expiration and, as such, the warrants may expire worthless. The terms of public warrants may be amended in a manner that may be adverse to the holders. The Warrant Agreement between Continental, as warrant agent, and us, provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of a majority of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding public warrants approve of such amendment. Our ability to amend the terms of the warrants with the consent of a majority of the then-outstanding public warrants is unlimited. Examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of Moringa purchasable upon exercise of a warrant.

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

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

If we are unable to consummate our initial business combination within 42 months of the closing of our initial public offering, our public shareholders may be forced to wait beyond such 42 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 42 months from the closing of our initial public offering, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the initial 42 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business— Effecting a Business Combination— Redemption rights.”

The warrants that are part of the units that we offered publicly and privately, together with our grant of registration rights to our sponsor and others, may have an adverse effect on the market price of our Class A ordinary shares and may make it more difficult for us to complete our initial business combination.

We have issued warrants to purchase 5,750,000 of our ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein), as part of the 11,500,000 units sold in our initial public offering. Furthermore, simultaneously with the closings of our initial public offering, we issued to our sponsor and EarlyBirdCapital in a private placement an aggregate of 190,000 private warrants, as part of the 380,000 units. Each warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. In addition, up to $1,500,000 of our sponsor’s working capital loans may be converted into warrants, at a price of $1.00 per warrant, at the option of the sponsor. Such warrants would be identical to the private warrants.

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

As a result, included on our balance sheet as of December 31, 2022 and December 31, 2023, contained elsewhere in this Annual Report, are derivative liabilities related to embedded features contained within our private placement warrants. Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts on an Entity’s Own Equity, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

Our sponsor and EarlyBirdCapital paid a nominal price for their acquisition of the founders shares and representative shares (respectively). We may issue additional Class A ordinary shares or other securities in connection with the Silexion Business Combination or under an employee incentive plan after completion of that business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.

Our sponsor and EarlyBirdCapital acquired the founders shares and representative shares, respectively, at nominal prices, significantly contributing to the dilution to investors in our initial public offering.

The authorized share capital of Moringa following the Silexion Business Combination also presents the possibility of additional, substantial dilution.

We may issue a substantial number of additional Class A ordinary shares in order to complete the Silexion Business Combination or under an employee incentive plan after completion of the business combination. The issuance of additional Moringa Class A ordinary shares:

●	may significantly dilute the equity interest of investors in our initial public offering; and

●	may adversely affect prevailing market prices for Moringa Class A ordinary shares.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this Annual Report captioned “Income Tax Considerations— United States Federal Income Taxation— General”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of this Annual Report captioned “Income Tax Considerations-United States Federal Income Taxation-U.S. Holders-Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of this Annual Report captioned “Income Tax Considerations— United States Federal Income Taxation— U.S. Holders— Passive Foreign Investment Company Rules.”

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

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

On March 15, 2023, there were three holders of record of our units, 21 holders of record of our Class A ordinary shares (on a stand-alone basis, apart from our units), one holder of record of our Class B ordinary shares and one holder of record of our warrants (on a stand-alone basis, apart from our units).

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Our sponsor’s wholly-owned U.S. subsidiary purchased 325,000 and 27,857 private units, and EarlyBirdCapital purchased 25,000 and 2,143 private units, in each case at a price of $10.00 per unit in private placements that occurred concurrently with the closings of our initial public offering in February and March 2021 and generated aggregate gross proceeds of $3,800,000. Each private unit consists of one Class A ordinary share and one-half warrant to purchase an additional Class A ordinary share. Each whole private warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private units were, in part, used to cover offering expenses related to our initial public offering, and in part, were placed in a bank account (not in the trust account). If we do not complete a business combination within 42 months from the closing of our initial public offering, the private warrants will expire worthless. The private warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor, EarlyBirdCapital or their respective permitted transferees. The sale of the private units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 9, 2023, we held the First Extension Meeting to, in part, to approve a proposal to effect the First Extension. In connection with that vote, the holders of 8,910,433 public shares of the Company properly exercised their right to redeem their shares for an aggregate price of approximately $10.185 per share, for an aggregate redemption amount of approximately $90,750,218, resulting in 2,589,567 public shares remaining outstanding. After the satisfaction of such redemptions, the balance in our trust account was approximately $26,374,001.

On August 18, 2023, we held the Second Extension Meeting to, in part, approve a proposal to effect the Second Extension. In connection with that vote, the holders of 2,074,548 Class A ordinary shares of the Company exercised their right to redeem their shares for cash at a redemption price of approximately $10.678 per share for an aggregate redemption amount of approximately $22,153,009, resulting in 515,019 public shares remaining outstanding. After the satisfaction of such redemptions, the balance in our trust account was approximately $5,499,618.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies, and, in June 2022, entered into a business combination agreement with Holisto, which was subsequently terminated in August 2023, as described in “Item. 1 Business— Recent Developments” above. In February 2024 we entered into the Silexion Business Combination Agreement with Silexion, as described in “Item. 1 Business– Recent Developments. We intend to effectuate our prospective initial business combination using (i) cash from the proceeds of our initial public offering and the private placements of the private units (if any remains in the trust account at that time), (ii) cash from a Convertible Loan Financing of at least $3.5 million to be effected by Silexion, and (iii) cash from funding provided by our sponsor of between $350,000 and $500,000 prior to the closing of the Silexion Business Combination.

The issuance of additional ordinary shares in a business combination (whether by us or the target company that will serve as the new public company following a business combination):

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

Similarly, if the public company (following a business combination) issues debt securities or otherwise incurs significant indebtedness in connection with the business combination transaction, that could result in:

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

As indicated in the accompanying financial statements, at December 31, 2023 we had approximately $108 thousand of cash and cash equivalents and an accumulated deficit of approximately $2.85 million. Although we raised $115 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and an additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, the $115.0 million of those proceeds that were placed in our trust account has been reduced to approximately $5.7 million as of December 31, 2023. In addition, with respect to our funds available outside of the trust account, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete the prospective Silexion Business Combination or future capital raises will be successful.

Recent Developments

The information concerning the termination of the Holisto Business Combination Agreement, our entry into the Silexion Business Combination Agreement, the Extensions that took place in 2023 and the sponsor’s conversion of almost all of its founders shares from Class B ordinary shares into Class A ordinary shares that is set forth in “Part I, Item 1. Business—Recent Developments” is incorporated by reference in this Part II, Item 7.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the December 31, 2023 date of our audited financial statements contained in this Annual Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses related to our search for a target company.

For the years ended December 31, 2023 and December 31, 2022, we had net profit of approximately $263 thousand and $584 thousand, respectively, which were attributable to the following factors:

(i)	for the year ended December 31, 2023, gain of (x) $21 thousand due to the change in fair value of our private placement warrants, and (y) $1,364 thousand attributable to interest earned on investments held in our trust account (held for the benefit of the public holders of our Class A ordinary shares), offset, in part, by $1,122 thousand of administrative operating expenses; and

(ii)	for the year ended December 31, 2022, gain of (x) $131 thousand due to the change in fair value of our private placement warrants, and (y) $1,685 thousand attributable to interest earned on investments held in our trust account (held for the benefit of the public holders of our Class A ordinary shares), offset, in part, by $1,232 thousand of administrative operating expenses; and

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

At the time of our IPO in February and March 2021, we raised $116,200,000 of net proceeds from (i) the sale of units to the public in the offering, after deducting offering expenses of approximately $300,000 and underwriting commissions of $2,300,000 (but excluding an advisory fee of $4,025,000) that have been or will be payable to the representative of the underwriters for services to be performed for us in connection with (and subject to the consummation of) our initial business combination transaction, and (ii) the sale of private units for a purchase price of $3,800,000 in the aggregate. Of that $116,200,000 amount, $115,000,000 (including $4,025,000 in potential advisory fees to be payable to the representative of the underwriters for advisory services in connection with our initial business combination transaction) was deposited into a non-interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account. As of December 31, 2023, we had approximately $5.7 million of investments held in that trust account, all of which was invested in Goldman Sachs money market funds. In addition, the sponsor is committed to funding an additional $12,875.48 to the trust account on the 19th day of each month, which began in August 2023 until (but not including) August 19, 2024, for up to $154,505.76 in total, for so long as we have not yet completed an initial business combination or determined to liquidate our company.

We intend to use substantially all of the investments held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding potential fees to be payable to the underwriters for advisory services in connection with our initial business combination transaction), to fund our post- business combination company. We may withdraw from the trust interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent we acquire a target company as part of our initial business combination (as is the case in the prospective Silexion Business Combination), the remaining proceeds held in the trust account (less any amounts paid out to redeeming shareholders) will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Subsequent to our initial public offering, our working capital needs have been satisfied exclusively by our sponsor, as evidenced by promissory notes that we have issued to our sponsor throughout the post-IPO period. As of December 31, 2023, $203,377 remained available to us under the latest promissory note that we have issued to our sponsor to evidence its commitment to funding our working capital needs. The sponsor was not required, however, to fund any of that $203,377 amount.

As of December 31, 2023, we had approximately $108 thousand of cash deposited in our bank account held outside of the trust account. We intend to use those funds and any additional funding that we have subsequently received and may receive and that we hold outside of the trust account primarily towards activities related to our prospective Silexion Business Combination (or any other business combination). Those activities include, in primary part, structuring, negotiating and completing the Silexion Business Combination, securing financing for the post-business combination company, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use those funds outside of the trust account for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

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

Under the terms of the Silexion Business Combination, all such amounts owed under existing promissory notes would be represented by a single A&R Sponsor Promissory Note to be issued to our sponsor by Moringa, under which (a) the total amount owed by Moringa to the sponsor through the closing date of the business combination has been subjected to the Promissory Note Cap of (i) $5,200,000, minus (ii) any fee or expense that may be paid or owed by us pursuant to the Marketing Agreement, which net amount will be reflected in the A&R Sponsor Promissory Note to be issued by Moringa at the closing. Any outstanding amount loaned by the sponsor to our company in excess of the Promissory Note Cap will be attributed to the conversion shares issuable upon maturity of the note as additional paid-in capital. The maturity date of the A&R Sponsor Promissory Note will be the 30-month anniversary of the closing date of the Silexion Business Combination. Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by Moringa) only by way of conversion into Moringa Class A ordinary shares. The sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which we conduct an equity financing following the closing of the business combination, subject to a minimum conversion amount of $100,000, in an amount of shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by us in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into ordinary shares at any time following the twenty-four (24) month anniversary of the closing date, subject to a minimum conversion of $10,000, at a price per share equal to the volume weighted average price of our Class A ordinary shares on the principal market on which they are traded during the twenty (20) consecutive trading days prior to the conversion date.

We believe that we may need to obtain additional funds in order to satisfy our liquidity needs in our pursuit of an initial business combination, as we have exhausted all but $203,377 (as of December 31, 2023) of the remaining available amounts under our existing promissory notes issued to the sponsor. Our sponsor was not obligated to fund that $203,377 amount. Our actual working capital needs will depend on when our business combination is consummated.

We cannot assure you that we will be able to successfully consummate the prospective Silexion Business Combination or any other initial business combination.

It is likely that we will be obligated to redeem a significant percentage of the remaining public shares upon completion of our initial business combination, which will reduce the funds from the trust account that become available to the surviving company of the business combination. In that case, Moringa (or any company with or into which we combine) will likely need to issue additional securities or incur debt following the business combination if cash on hand is insufficient, in order to meet its obligations.

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

Cash provided by operating activities

For the year ended December 31, 2023, net cash provided by operating activities was approximately $306 thousand. That cash provided by operating activities reflected our net profit of approximately $263 thousand for the year, as adjusted to reflect an increase in cash due to a decrease by $15 thousand in prepaid expenses, a $29 thousand increase in cash in order to eliminate accrued expenses that reduced our net profit, and a $20 thousand increase in cash in order to eliminate a non-cash increase in liability to a related party that reduced our net profit, which amounts were offset in part by a decrease in cash in order to eliminate a non-cash gain of $21 thousand attributable to the change in fair value of our private placement warrants that increased our net profit.

Cash used in financing activities

For the year ended December 31, 2023, we used approximately $111.25 million of net cash in financing activities. That amount was comprised of $112.9 million of cash that we withdrew from the trust account and used to redeem public shares, offset, in part, by $1.65 million of cash that was provided by our borrowings under promissory notes that we issued to the sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We engaged EarlyBirdCapital as an advisor in connection with our initial business combination to assist in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing the surviving public company’s securities in connection with our initial business combination, assist in obtaining shareholder approval for the business combination and assist with press releases and public filings in connection with the business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination, in an amount that was supposed to equal 3.5% of the gross proceeds of the IPO, or $4,025,000 (exclusive of any applicable finders’ fees which might become payable); we intend to negotiate to reduce the amount of that fee, but there is no guarantee that we will be successful.

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

Item 7. A Quantitative and Qualitative Disclosures about Market Risk

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

As noted in our annual reports on Form 10-K for the years ended December 31, 2021 and December 31, 2022, based upon an evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 and December 31, 2022, because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Since that time, we have been implementing a number of measures to remediate such material weaknesses; however, as of December 31, 2023 management has not remediated the material weakness. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making our assessment, our management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Item 9B. Other Information

None.

Item 9.C Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Ilan Levin	58	Chairman of the Board and Chief Executive Officer
Gil Maman	41	Chief Financial Officer
Dan Yalon	51	Advisor
Craig Marshak	64	Vice Chairman
Ruth Alon	72	Director
Michael Basch	39	Director
Eric Brachfeld	62	Director

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “-Directors and Executive Officers.”

●	Our initial shareholders have agreed to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within 42 months after the closing of our initial public offering. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private units that are held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares and private units will be subject to the following transfer restrictions:

o	50% of the founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) six months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

o	The remaining 50% of the founders shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, unless the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, in which case those shares will be released from the lock-up.

o	With certain limited exceptions, the private units and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but have agreed in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction without the consent of the representative.

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

After the completion of our initial business combination, directors or members of our management team who remain with the combined company may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Class A Ordinary Shares(2)
5% or Greater Shareholders
Moringa Sponsor, LP and affiliated entities(3)	3,227,857	(4)	83.4%
Linden Capital L.P.(5)	675,000	(6)	5.6	%(6)
Yakira Capital Management, Inc. and affiliates(7)	225,000		5.8%
Directors and Executive Officers
Ilan Levin(3)	3,227,857	(4)	83.4%
Gil Maman	-		-
Dan Yalon	-		-
Craig Marshak	-		-
Ruth Alon	-		-
Michael Basch	-		-
Eric Brachfeld	-		-
All officers, directors and director nominees as a group (seven individuals)	3,227,857	(4)	83.4%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Moringa Partners Ltd., 250 Park Avenue, 7th Floor New York, NY 10177.

(2)	Except where noted below, beneficial ownership percentage is calculated on the basis of 3,870,018 Class A ordinary shares issued and outstanding as of March 15, 2024. In addition, as of that date, our sponsor’s wholly-owned subsidiary (Moringa Sponsor US L.P.) holds the sole outstanding Class B ordinary share, which will convert into a Class A ordinary share on a one-for-one basis upon consummation of our initial business combination. Other than the foregoing conversion provisions, the Class B ordinary share has the same rights as a Class A ordinary share, except that only the Class B ordinary share has the right to vote in the election of directors, as described below. Consequently, we have treated the one Class B ordinary share as part of the Class A ordinary shares solely for the purposes of the presentation of our sponsor (and its wholly-owned subsidiary’s) beneficial ownership herein (whereas for all other 5% or greater shareholders, the Class A ordinary share that underlies the Class B ordinary share is not counted as issued and outstanding and does not reduce their beneficial ownership of Class A ordinary shares).

(3)	Based solely on a Schedule 13G filed with the SEC on February 15, 2022 by the reporting persons. The shares reported in this row are held of record by Moringa Sponsor US L.P., a Delaware limited partnership and a wholly-owned subsidiary of our sponsor, Moringa Sponsor, LP, a Cayman Islands exempted limited partnership. Moringa Partners Ltd., an Israeli company that is wholly-owned by Mr. Levin, serves as the sole general partner of our sponsor. Mr. Levin, our Chairman of the Board and Chief Executive Officer, is the sole director of that Israeli company. As a result of his ownership of that Israeli company, Mr. Levin possesses sole voting and investment authority with respect to the shares of our company indirectly held by our sponsor. The limited partnership interests of our sponsor are held by various individuals and entities. Mr. Levin disclaims beneficial ownership of the securities held by our sponsor other than to the extent of his direct or indirect pecuniary interest in such securities. Each of our officers, directors and director nominees are direct and indirect members of our sponsor, or have direct or indirect economic interests in our sponsor.

(4)	These shares consist of 2,875,000 founders shares and 352,857 private shares contained in the private units purchased by the sponsor and/or its affiliates in a private placement that occurred concurrently with the closing of our initial public offering.

(5)	Based solely on a Schedule 13G filed with the SEC on February 14, 2022 by Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), and Mr. Siu Min (Joe) Wong. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of all of the reported shares, which consist of 633,011 shares held by Linden Capital and 41,989 shares held by separately managed accounts. Each of Linden GP and Linden Capital may be deemed the beneficial owner of the 633,011 shares held by Linden Capital. Linden Capital and Linden GP possess shared voting power over 633,011 of the reported shares and Linden Advisors and Mr. Wong possess shared voting power over all of the reported shares.

(6)	The number of shares held and the percentage shown here, as appeared in the Schedule 13G filed by Linden Capital and its related entities with the SEC on February 14, 2022, were based on 11,980,000 outstanding Class A ordinary shares at the time, which was the outstanding number prior to the redemption of shares in connection with the Extension Meetings, which reduced the number of outstanding Class A ordinary shares that are public shares significantly, to 515,019 public shares. We are uncertain as to the actual number of Class A ordinary shares (if any) now held by this shareholder (although we know that it cannot exceed the current number of outstanding public shares (515,019)) and what percentage this shareholder’s holdings (if any) constitute out of the current number of outstanding Class A ordinary shares (3,870,018).

(7)	Based solely on a Schedule 13G filed with the SEC on January 26, 2024 by Yakira Capital Management, Inc. on behalf of Yakira Partners, L.P., Yakira Enhanced Offshore Fund Ltd. and MAP 136 Segregated Portfolio. The address for these persons is 1555 Post Road East, Suite 202, Westport, CT 06880.

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

Concurrently with the closings of our initial public offering (including the full exercise of the underwriters’ over-allotment option), our sponsor and EarlyBirdCapital purchased, in the aggregate, 380,000 private units at a price of $10 per unit ($3,800,000) in a private placement. Our sponsor purchased 352,857 of those units and EarlyBirdCapital purchased 27,143 of those units. Each private unit is comprised of one Class A ordinary share and one-half warrant (to purchase one-half Class A ordinary share). Each whole private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. The purchase price of the private units was added to the proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination within 42 months from the closing of our initial public offering (based upon the Extension Date), the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are subject to the transfer restrictions described below. The private warrants will not be redeemable by us so long as they are held by the sponsor, EarlyBirdCapital or their respective permitted transferees. If the private warrants are held by holders other than our sponsor, EarlyBirdCapital or their respective permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in our initial public offering. Otherwise, the private warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our initial public offering.

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

Existing Registration Rights Agreement

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

Prospective Amended and Restated Registration Rights and Lock-Up Agreement

As part of the Silexion Business Combination, we also agreed that, prior to the closing of the business combination, Moringa, the sponsor, and certain shareholders of Silexion, are to enter into (and EarlyBirdCapital will be bound by) an amended and restated registration rights and lock-up agreement (the “Amended Registration Rights and Lock-Up Agreement”), which will amend our existing Registration Rights Agreement. Pursuant to the Amended and Restated Registration Rights and Lock-Up Agreement, which will become effective as of the closing of the Silexion Business Combination, we will grant the holders of our securities that are party to the agreement certain registration rights with respect to their Registrable Securities (as defined in the prospective agreement).

Lock-Up Provisions

The Amended and Restated Registration Rights and Lock-Up Agreement imposes lock-up periods following the closing of the Silexion Business Combination on securities of Moringa to be held by the holders to be party thereto, subject to permitted transfers to certain categories of “Permitted Transferees” as defined under the agreement, who would remain subject to the lock-up applicable to the securities that they are receiving. Specifically, the following securities will be subject to the following lock-up periods:

(i)	Moringa founders shares to be held by the sponsor and Moringa securities to be held by current Silexion shareholders party to the agreement: (A) 50% of the Moringa Class A ordinary shares that are founders shares held by the sponsor and 50% of the Moringa securities to be held by the applicable Silexion shareholders upon the closing will be subject to a lock-up period ending on the earlier of (i) six (6) months after the completion of the Silexion Business Combination, and (ii) the date on which we will consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after the business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, and (B) the other 50% of the Moringa Class A ordinary shares that are founders shares held by the sponsor and 50% of the Moringa securities to be held by the applicable Silexion shareholders upon the closing will be subject to a lock-up period that will end on the earliest of (x) six (6) months after the date of the consummation of the Silexion Business Combination, (y) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after the Silexion Business Combination that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, or (z) the date on which the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period.

(ii)	Private Shares and Private Warrants: The lock-up period on all private placement shares and private placement warrants purchased by the sponsor and EarlyBirdCapital concurrently with Moringa’s initial public offering will remain (as provided in the documentation for Moringa’s initial public offering) 30 days after the closing of the Silexion Business Combination.

(iii)	Representative Shares. The lock-up period on all Representative Shares (as defined in the Amended and Restated Registration Rights and Lock-Up Agreement) that are held by EarlyBirdCapital will remain (as provided in the documentation for Moringa’s initial public offering) three months after the completion of the Silexion Business Combination.

Registration Rights Provisions

Under the Amended and Restated Registration Rights and Lock-Up Agreement, at any time and from time to time on or after the closing of the Silexion Business Combination (subject to the above lock-up provisions), any holder of Registrable Securities may make a written demand for registration of all or part of its Registrable Securities, which written demand shall describe the amount and type of securities to be included in such registration and the intended method(s) of distribution thereof. Upon receipt by us of any such written notification from a requesting holder(s), within ten (10) days, we shall inform all other holders of such demand and shall include any Registrable Securities requested by any holder(s) within five (5) days of receipt of our notice in a registration pursuant to such a demand registration. The obligation of Moringa to effect a demand registration is subject to a minimum of 250,000 Registrable Securities requested by requesting holders to include in such a registration. Assuming that such minimum is met, we shall (i) file a registration statement (i.e., a Form S-1 or any similar long-form registration statement that may be available at such time) in respect of all Registrable Securities requested by the requesting holder(s) pursuant to such demand registration, not more than forty-five (45) days immediately after our receipt of the demand registration request, and (ii) shall effect the registration thereof as soon as practicable thereafter.

Holders of Registrable Securities may at any time, and from time to time, after the closing of the Silexion Business Combination request that we register the resale of any or all of their Registrable Securities on Form S-3 or any similar short-form registration statement that may be available at such time (“Form S-3”) pursuant to Rule 415 under the Securities Act. We will not be obligated to effect such request through an underwritten offering. Within five (5) days of our receipt of a written request from holder(s) of Registrable Securities for a registration on Form S-3, we shall promptly give written notice of the proposed registration to all other holders of Registrable Securities, and we shall include in such registration on Form S-3, to be filed within 12 days after its receipt of the written request, any Registrable Securities requested by other holders within ten (10) days after they receive our notice. We will not be obligated to effect any such registration on Form S-3 if (i) a Form S-3 is not available for such offering; or (ii) the holders of Registrable Securities, together with the holders of any other equity securities of Moringa entitled to inclusion in such registration, propose to sell the Registrable Securities and such other equity securities (if any) at an aggregate price to the public of less than $1,000,000.

Additionally, if, at any time on or after the date of the closing, we propose to file a registration statement under the Securities Act with respect to an offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into equity securities, for our own account or for the account of shareholders of Moringa, then we shall give written notice of such proposed filing to all of the holders of Registrable Securities as soon as practicable but not less than ten (10) days before the anticipated filing date of such registration statement, which notice shall, among other items, offer to all of the holders of Registrable Securities the opportunity to register the sale of such number of Registrable Securities. We shall, in good faith, cause such Registrable Securities to be included in such piggyback registration and shall use our best efforts to cause the managing underwriter of a proposed underwritten offering to permit the Registrable Securities requested by the holders to be included in a piggyback registration on the same terms and conditions as any similar securities of Moringa included in such registration and to permit the sale or other disposition of such Registrable Securities in accordance with the intended method(s) of distribution thereof.

A copy of the Amended and Restated Registration Rights and Lock-Up Agreement is filed as an exhibit to the Current Report on Form 8-K filed with the SEC on February 26, 2024 and serves as Exhibit 10.3.2 to this Annual Report and is incorporated by reference herein, and the foregoing description of the Amended and Restated Registration Rights and Lock-Up Agreement is qualified in its entirety by reference thereto.

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

In addition, in order to finance costs in connection with our pursuit of a prospective initial business combination transaction, our sponsor has lent us an additional $2,296,623 pursuant to promissory notes that we issued to our sponsor from August 2021 through June 2023. As of the date of this annual report, we had borrowed all amounts under those promissory notes with our sponsor, other than up to approximately $203 thousand that our sponsor may make available to us (with no obligation to do so) under the most recent such promissory note. Loans under that note are non-interest bearing, unsecured and are due at the earlier of August 19, 2024 (the liquidation date for our company) or the closing of our initial business combination.

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

As described above, under the terms of the Silexion Business Combination, all such amounts owed under existing promissory notes would be represented by a single A&R Sponsor Promissory Note to be issued by us to the sponsor, under which (a) the total amount owed by us to the sponsor through the closing date of the business combination will be subjected to the Promissory Note Cap of (i) $5,200,000, minus (ii) any fee or expense that may be paid or owed by us pursuant to the Marketing Agreement, which net amount will be reflected in the A&R Sponsor Promissory Note to be issued by us at the closing. Any outstanding amount loaned by the sponsor to our company in excess of the Promissory Note Cap will be attributed to the conversion shares issuable upon maturity of the note as additional paid-in capital.

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

We have entered into a registration rights agreement with respect to the founders shares, private units, representative shares and warrants issued upon conversion of working capital loans (if any), which is described in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters— Registration Rights.”

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

Moreover, on February 9, 2023, the Company issued a promissory note in the principal amount of up to $480,000 to the sponsor, in connection with the sponsor’s commitment to contribute funds to the trust account in connection with the First Extension. The sponsor paid $80,000 of such funds to the Company’s trust account on or before February 19, 2023, and the 19th day of each subsequent calendar month until (but not including) August 19, 2023. The promissory note bore no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the liquidation of the Company. On August 18, 2023, the Company issued a second promissory note to the sponsor, in an amount of approximately $154 thousand, under which the Company shall be required to repay the sponsor for funds that it provides for deposit into the Company’s trust account in connection with the Second Extension. The sponsor shall make monthly injections of approximately $13 thousand into the Company’s trust account, starting August 19, 2023 and up until the earlier of August 19, 2024 (or such earlier date that the board determines to liquidate the Company) or the date on which an initial business combination is completed.

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

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private units held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of $170,000 in loans that were provided to us by our sponsor to cover offering-related and organizational expenses, which repayment already occurred;

●	Repayment of up to approximately $2.5 million in loans that have been and may still be provided to us by our sponsor since the IPO to cover expenses related to our pursuit of a business combination transaction under promissory notes that we have issued to the sponsor;

●	Repayment of up to approximately $634 thousand of contributions that may be made by our sponsor to the trust account in connection with the two Extensions to the deadline for completion our initial business combination, which contributions we are required to repay under promissory notes that we have issued to the sponsor;

●	Payment to our sponsor of up to $10,000 per month for office space, administrative and support services;

●	Payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of additional loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto; and

●	At the closing of our initial business combination, we may pay a customary financial consulting fee to an affiliate of our sponsor. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest.

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

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Kesselman & Kesselman (“PwC Israel”), for services rendered for the year ended December 31, 2023 and December 31, 2022:

	2023	2022
	(US$ in thousands)	(US$ in thousands)
Audit Fees(1)	65	80
Audit-Related Fees (2)	43
Tax Fees	-	-
All Other Fees	-	-
Total	108	80

(1)	Audit fees consist of fees that we paid for professional services rendered by PwC Israel in connection with the audit of our consolidated annual financial statements and services that would normally be provided by PwC Israel in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For 2023, these fees consisted of review services provided to us by PwC Israel in respect of the Holisto Business Combination.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 21, 2024, by and among Silexion Therapeutics Ltd., Moringa Acquisition Corp, and April.M.G. Ltd. (1)
3.1	Amended and restated memorandum and articles of association of Moringa Acquisition Corp, as amended*.
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(3)
4.3	Specimen Warrant Certificate.(4)
4.4	Warrant Agreement, dated February 19, 2021, between Continental Stock Transfer & Trust Company and Moringa Acquisition Corp.(5)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended*
10.1	Letter Agreement, dated February 16, 2021, by and among Moringa Acquisition Corp, its officers and directors and Moringa Sponsor LP.(6)
10.2	Investment Management Trust Agreement, dated February 19, 2021, by and between Continental Stock Transfer & Trust Company and Moringa Acquisition Corp, as amended.*
10.3.1	Registration Rights Agreement, dated February 19, 2021, by and between Moringa Acquisition Corp and certain security holders.(7)
10.3.2	Form of Amended and Restated Registration Rights and Lock-Up Agreement, to be entered into by and among (or to be binding upon) Moringa, Moringa Sponsor, L.P., EarlyBirdCapital, Inc., and certain current shareholders of Silexion Therapeutics Ltd. to be party thereto(8)
10.4	Administrative Services Agreement, dated February 16, 2021, between Moringa Acquisition Corp and Moringa Acquisition Sponsor, L.P.(9)
10.5	Business Combination Marketing Agreement, dated February 16, 2021, by and between Moringa Acquisition Corp and EarlyBirdCapital, Inc., as advisor (10)
10.6.1	Private Units Purchase Agreement, dated February 19, 2021, by and between Moringa Acquisition Corp and Moringa Sponsor US LP.(11)
10.6.2	Private Units Purchase Agreement, dated February 19, 2021, by and between Moringa Acquisition Corp and EarlyBirdCapital, Inc.(12)
10.7	Form of Indemnity Agreement entered into between Moringa Acquisition Corp and each of its executive officers and directors.(13)
10.8.1	Form of Promissory Note issued by Moringa Acquisition Corp to Moringa Sponsor, LP*
10.8.2	Form of Amended & Restated Promissory Note to be issued by Moringa Acquisition Corp to Moringa Sponsor, LP (14)
10.9	Form of Silexion Shareholder Voting and Support Agreement to be entered into by and among Silexion Therapeutics Ltd., Moringa Acquisition Corp and the shareholders of Silexion party thereto(15)
10.10	Form of Sponsor Support Agreement to be entered into by Moringa Sponsor, L.P., its wholly-owned subsidiary, Moringa Sponsor U.S. LP, and Moringa Acquisition Corp in favor of Silexion Therapeutics Ltd. (16)
31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Policy for Recovery of Erroneously Awarded Compensation, effective as of October 2, 2023*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2024.

(2)	Incorporated herein by reference to Exhibit 3.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

(3)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

(4)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

(5)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(6)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(7)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(8)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2024

(9)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(10)	Incorporated herein by reference to Exhibit 1.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(11)	Incorporated herein by reference to Exhibit 10.5.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(12)	Incorporated herein by reference to Exhibit 10.5.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2021

(13)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-252615) filed with the SEC on February 1, 2021

(14)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2024

(15)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2024

(16)	Incorporated herein by reference to Exhibit 10. 2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 26, 2024

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2024.

Moringa Acquisition Corp

By:	/s/ Ilan Levin
Name:	Ilan Levin
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Ilan Levin	Chairman and Chief Executive Officer	April 1, 2024
Ilan Levin	(Principal Executive Officer)

/s/ Gil Maman	Chief Financial Officer	April 1, 2024
Gil Maman	(Principal Financial and Accounting Officer)

/s/ Craig Marshak	Vice Chairman	April 1, 2024
Craig Marshak

/s/ Ruth Alon	Director	April 1, 2024
Ruth Alon

/s/ Michael Basch	Director	April 1, 2024
Michael Basch

/s/ Eric Brachfeld	Director	April 1, 2024
Eric Brachfeld

MORINGA ACQUISITION CORP

FINANCIAL STATEMENTS

DECEMBER 31, 2023

U.S. DOLLARS

MORINGA ACQUISITION CORP

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Moringa Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Moringa Acquisition Corp (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in capital deficiency and cash flows for each of the two years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(e) to the financial statements, the Company has limited cash and has incurred losses since inception.  Moreover, if the Company is unable to complete a business combination by August 19, 2024 then the Company will cease all operations except for the purpose of liquidating. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(e). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Tel-Aviv, Israel

April 1, 2024

We have served as the Company’s auditor since 2020

Kesselman & Kesselman, 146 Derech Menachem Begin St. Tel-Aviv 6492103, Israel, P.O Box 7187 Tel-Aviv 6107120, Telephone: +972 -3- 7954555, Fax:+972 -3- 7954556, www.pwc.com/il

MORINGA ACQUISITION CORP

BALANCE SHEETS

		December 31,	December 31,
	Note	2023	2022
		U.S. Dollars
A s s e t s
ASSETS:
Cash and cash equivalents		108,278	59,714
Investments held in Trust Account		5,697,632	116,692,038
Prepaid expenses		28,305	43,853
TOTAL ASSETS		5,834,215	116,795,605

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES:
Accrued expenses		115,560	86,688
Related party	4	2,861,000	1,190,000
Private warrant liability		8,531	29,640
TOTAL LIABILITIES		2,985,091	1,306,328

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 515,019 and 11,500,000 shares at redemption value $11.06 and $10.15 as of December 31, 2023 and 2022, respectively		5,697,632	116,692,038

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized, 3,354,999 and 480,000 issued and outstanding (excluding 515,019 and 11,500,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively;		336	48
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 1 and 2,875,000 issued and outstanding as of December 31, 2023 and 2022, respectively;		*	288
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2023 and 2022.		-	-
Additional paid-in capital		-	-
Accumulated deficit		(2,848,844)	(1,203,097)
TOTAL CAPITAL DEFICIENCY		(2,848,508)	(1,202,761)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		5,834,215	116,795,605

*	Less than one US dollar.

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

STATEMENTS OF OPERATIONS

	Note	Year ended December 31, 2023	Year ended December 31, 2022
		U.S. Dollars
		Except share data
Interest earned on investments held in trust account		1,364,444	1,685,666
General and administrative	9	(1,122,480)	(1,232,342)
Change in fair value of Private Warrant liability		21,109	130,701
Net profit for the year		263,073	584,025

Weighted average number of Class A Ordinary Shares subject to Possible Redemption	8	2,774,850	11,500,000
Basic and diluted net profit per Class A Ordinary Shares subject to Possible Redemption		$0.51	0.07

Weighted average number of non-redeemable Class A and Class B Ordinary shares		3,355,000	3,355,000
Basic and diluted net loss per non-redeemable Class A and Class B Ordinary shares		$(0.34)	(0.07)

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional
	Number of shares	Par value	Number of shares	Par value	paid-in capital	Accumulated deficit	Total
	U.S. Dollars (except share data)
BALANCE AT December 31, 2021	480,000	48	2,875,000	288	855,994	(951,078)	(94,748)
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of December 31, 2022	-	-	-	-	(855,994)	(836,044)	(1,692,038)
Net profit for the year	-	-	-	-	-	584,025	584,025
BALANCE AT December 31, 2022	480,000	48	2,875,000	288	-	(1,203,097)	(1,202,761)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of December 31, 2023	-	-	-	-	-	(1,908,820)	(1,908,820)
Conversion of Class B ordinary shares into Class A ordinary shares	2,874,999	288	(2,874,999)	(288)	-	-	-
Net profit for the year	-	-	-	-	-	263,073	263,073
BALANCE AT December 31, 2023	3,354,999	336	1	*	-	(2,848,844)	(2,848,508)

*	Less than one US dollar.

The accompanying notes are an integral part of these financial statements.

MORINGA ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2023	Year ended December 31, 2022
	U.S. Dollars
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit for the year	263,073	584,025
Adjustments to reconcile net profit to net cash provided by operating activities:
Changes in the fair value of the private warrant liability	(21,109)	(130,701)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	15,548	325,000
Increase (decrease) in related party	20,000	(10,000)
Increase in accrued expenses	28,872	48,112
Net cash provided by operating activities	306,384	816,436

CASH FLOWS FROM FINANCING ACTIVITIES:
Partial redemption of Class A ordinary shares subject to possible redemption	(112,903,226)	-
Proceeds from a promissory note – related party	1,651,000	890,000
Net cash provided by (used in) financing activities	(111,252,226)	890,000

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	(110,945,842)	1,706,436
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF YEAR	116,751,752	115,045,316
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF YEAR	5,805,910	116,751,752

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	108,278	59,714
Investments held in trust account	5,697,632	116,692,038
Total cash, cash equivalents and investments held in a trust account	5,805,910	116,751,752

SUPPLEMENTARY INFORMATION REGARDING NON-CASH ACTIVITIES:
Conversion of Class B ordinary shares into Class A ordinary shares	288	-

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

All activity for the year ended December 31, 2023 relates to the Company’s search for a target company, as well as attempts to consummate the Proposed Holisto Merger which was terminated on August 8, 2023 as detailed in Note 1(f).

In February 2024, the Company entered into a Business Combination Agreement with Silexion. Refer to Note 10(b) for further information regarding the Proposed Business Combination.

The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing

The Company’s sponsor is Moringa Sponsor, L.P., a Cayman exempted limited partnership (which is referred to herein, together with its wholly-owned subsidiary, Moringa Sponsor (US) LP, a Delaware limited partnership, as the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on February 16, 2021. The initial stage of the Company’s Public Offering – the sale of 10,000,000 Units – closed on February 19, 2021 (hereafter – the Closing of the Public Offering). Upon that closing and the concurrent closing of the initial stage of the Private Placement (as defined below in Note 3). $100,000,000 was placed in a trust account (the “Trust Account”) (discussed in Note 1(c) below). On March 3, 2021 upon the full exercise by the underwriters of their over-allotment option for the Public Offering, the second stage of the Public Offering – the sale of 1,500,000 Units – closed. Upon that closing and the concurrent closing of the second stage of the Private Placement, an additional $15,000,000 was placed in the Trust Account. As part of the partial redemptions in conjunction with the First and Second Extensions, approximately $113 million have been withdrawn from the Investments held in Trust Account. The Company intends to finance its Initial Business Combination with the net proceeds from the Public Offering and the Private Placement.

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

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

d.	Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering and the Private Placement are intended to be generally applied toward consummating an Initial Business Combination. The Initial Business Combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding taxes payable on the income accrued in the Trust Account) as of the time of entry into the related definitive agreement for the Initial Business Combination. There is no assurance that the Company will be able to successfully consummate an Initial Business Combination.

The Company, after signing a definitive agreement for an Initial Business Combination, will provide its public shareholders the opportunity to redeem all or a portion of their shares upon the completion of the Initial Business Combination, either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

If the Company holds a shareholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account, calculated as of two days prior to the general meeting or commencement of the Company’s tender offer, including interest but less taxes payable. As a result, the Company’s Class A ordinary shares subject to possible redemption are classified as temporary equity upon the completion of the Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity”.

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination within 24 months (as was subsequently extended, as described below) from the Closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Class B ordinary share, including any Class A ordinary share issuable upon conversion of such Class B ordinary shares, and Class A ordinary share (as described in Note 7) held by them if the Company fails to complete the Initial Business Combination within 24 months (as was subsequently extended) of the Closing of the Public Offering or during any extended time that the Company has to consummate an Initial Business Combination beyond 24 months as a result of a shareholder vote to amend its amended and restated memorandum and articles of association. However, if the Sponsor or any of the Company’s directors or officers acquire any Class A ordinary shares subject to possible redemption, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

On February 9, 2023 the Company held an extraordinary general meeting in lieu of the 2022 annual general meeting of the Company (hereafter – the First Extension Meeting). At the First Extension Meeting, the Company’s shareholders approved the proposal to adopt, by way of special resolution, an amendment to the Amended and Restated Articles to extend the date by which the Company has to consummate a business combination from the 24 month anniversary of the Closing of the Public Offering—i.e., February 19, 2023 to August 19, 2023 (hereafter – the Extended Mandatory Liquidation Date) or such earlier date as may be determined by the Board in its sole discretion.

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

Refer to Note 7(a) for information regarding the partial redemptions of Class A ordinary shares subject to possible redemption, following the First and Second Extension Meetings.

Refer to Note 5(b) for information regarding the conversion of Class B ordinary shares into Class A ordinary shares, following the Second Extension Meeting.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of December 31, 2023 the Company had approximately $108 thousand of cash and an accumulated deficit of approximately $2,848 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its endeavors to consummate a business combination.

Since its inception date and through the issuance date of these financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several withdrawals of the Sponsor promissory notes. Management has determined that it will need to continue to rely and is significantly dependent on both outstanding and future promissory notes, or other forms of financial support (all of which the Sponsor is not obligated to provide). Moreover, following the Second Extension Meeting, the Company has until August 19, 2024 to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. There can be no assurance that the Company will be able to consummate any business combination ahead of the Second Extended Mandatory Liquidation Date, nor will it be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these financial statements. In February 2024, the Company entered into a Business Combination Agreement with Silexion Therapeutics Ltd. (hereafter – Silexion). Refer to Note 10(b) for further information regarding the Proposed Business Combination.

No adjustments have been made to the carrying amounts of assets or liabilities should the company fail to obtain financial support in its pursuit to consummate an Initial Business Combination, nor if it is required to liquidate after the Second Extended Mandatory Liquidation Date.

f.	Proposed Business Combination

On June 9, 2022 the Company entered into a Business Combination Agreement for a proposed business combination (hereafter – the Proposed Holisto Merger) with Holisto Ltd., a company organized under the laws of the State of Israel (hereafter – Holisto) and Holisto MergerSub, Inc., a Cayman Islands exempted company and wholly-owned subsidiary of Holisto.

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

In February 2024, the Company entered into a Business Combination Agreement with Silexion. Refer to Note 10(b) for further information regarding the Proposed Business Combination.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

g.	Impact of War in Israel

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

Refer to Note 10(b) for further information regarding the Proposed Business Combination.

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

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued):

d.	Class A Ordinary Shares subject to possible redemption

As discussed in Note 1(b), all of the 11,500,000 Class A ordinary shares sold as part of the Units in the Public Offering contained a redemption feature. In accordance with the Accounting Standards Codification 480-10-S99-3A “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Company has classified all of the shares sold under the Public Units as subject to possible redemption.

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

In order to determine the net profit (loss) attributable to each class, the Company first considered the total profit (loss) allocable to both sets of shares. This is calculated using the total net profit (loss) less any interest earned on investments held in the Trust Account. Then, any accretion is fully allocated to the Class A ordinary shares subject to redemption.

f.	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. From the Company’s incorporation and through December 31, 2023 the Company has not experienced any losses on these accounts.

As of December 31, 2023 the Company held its cash and cash equivalents in an SVB bank account, and its investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820.

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

NOTE 3 – PUBLIC OFFERING AND PRIVATE PLACEMENTS:

In the initial Public Offering, the Company issued and sold 11,500,000 units (including 1,500,000 units sold at a second closing pursuant to the underwriters’ exercise of their over-allotment option in full) at an offering price of $10.00 per unit (hereafter – the Units). The Sponsor and EarlyBirdCapital, Inc. (the representative of the underwriters) purchased, in a private placement that occurred simultaneously with the two closings of the initial Public Offering (hereafter – the Private Placement), an aggregate of 352,857 and 27,143 Units, respectively, at a price of $10.00 per Unit.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – PUBLIC OFFERING AND PRIVATE PLACEMENTS (continued):

Each Unit (both those sold in the initial Public Offering and in the Private Placement) consists of one Class A ordinary share, $0.0001 par value, and one-half of one warrant, with each whole warrant exercisable for one Class A ordinary share (hereafter – each, a Public Warrant and a Private Warrant, and collectively, the Warrants). Each Warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. No fractional shares will be issued upon exercise of the Warrants and only whole Warrants trade. Each Warrant will become exercisable 30 days after the completion of the Company’s Initial Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the Initial Business Combination or earlier upon redemption (only in the case of the Public Warrants) or liquidation.

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

The Private Warrants are identical to the Public Warrants except that, for so long as they are held by the Sponsor, EarlyBirdCapital, Inc. or their respective affiliates: (1) will not be redeemable by the Company; (2) may not (including the Class A ordinary shares issuable upon exercise thereof), subject to certain limited exceptions, be transferred, assigned or sold by the holders thereof until 30 days after the completion of the Company’s Initial Business Combination; (3) may be exercised by the holders thereof on a cashless basis; and (4) they (including the Class A ordinary shares issuable upon exercise thereof) are entitled to registration rights.

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

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued):

Second to Fifth Promissory Notes

On August 9, 2021 the Company issued its Second Promissory Note to the Sponsor, according to which the former may withdraw up to $1 million – which has been withdrawn in full in several installments up until June 2022.

In December 2022 the Company issued its Third and Fourth Promissory Notes (hereafter – the Third and Fourth Promissory Notes), according to which the Company may withdraw up to an aggregate amount of $190 thousand – which were withdrawn in full on the same month.

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

Seventh Promissory Note

On June 14, 2023 the Company issued its Seventh Promissory Note to the Sponsor in an amount of up to $1 million, of which $210 thousand were withdrawn at the same date; and approximately $586 thousand were withdrawn up until December 31, 2023.

Eighth Promissory Note

On August 18, 2023 the Company issued its Eighth Promissory Note to the Sponsor, in an amount of approximately $154 thousand – under which the funds that were loaned by the Sponsor were deposited into the Company’s Trust Account, in connection with the Second Extension. The Sponsor shall make monthly injections of approximately $13 thousand into the Company’s Trust Account, starting August 19, 2023 and up until the earlier of the Second Extended Mandatory Liquidation Date (or such earlier date that the Board determines to liquidate the Company) or the date on which an Initial Business Combination is completed.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued):

b.	Administrative Services Agreement

On December 16, 2020 the Company signed an agreement with the Sponsor, under which the Company shall pay the Sponsor a fixed $10 thousand per month for office space, utilities and other administrative expenses. The monthly payments under this administrative services agreement commenced on the effective date of the registration statement for the initial Public Offering and will continue until the earlier of (i) the consummation of the Company’s Initial Business Combination, or (ii) the Company’s liquidation.

The composition of the Related Party balance as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
	U.S. dollars
Promissory notes	2,841,000	1,190,000
Accrual for Administrative Services Agreement	20,000	-
	2,861,000	1,190,000

NOTE 5 – COMMITMENTS AND CONTINGENCIES:

a.	Underwriters’ Deferred Discount

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

First Deficiency Notice

On March 28, 2023 the Company received a notice from the Nasdaq Listing Qualifications Department indicating that it is not in compliance with Nasdaq Listing Rule 5550(a)(3) (hereafter – the First Deficiency), according to which the Company must satisfy the Minimum Public Holders Rule which requires listed companies to have at least 300 public holders. The Company has submitted its compliance plan on May 11, 2023 which was accepted by Nasdaq, which has then granted an extension of up to 180 calendar days from the date of the notice – until September 24, 2023 – to evidence compliance with the rule.

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

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – FAIR VALUE MEASUREMENTS:

Following the Second Extension Meeting, the Sponsor converted 2,874,999 of its Class B ordinary shares on a one to one basis into Class A ordinary shares, in an effort to regain compliance with the Second Deficiency.

On November 24, 2023 the Company received a notice from the Nasdaq Listing Qualifications Department indicating that it has regained compliance with the Second Deficiency.

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

Basis for Fair Value Measurement

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 by level within the fair value hierarchy:

	Level	December 31, 2023	December 31, 2022
Assets:
Money market funds held in Trust Account	1	5,697,632	116,692,038
Liabilities:
Private warrant liability	3	8,531	29,640

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

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – FAIR VALUE MEASUREMENTS (continued):

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of December 31, 2023	As of December 31, 2022
Share price	$10.0	$10.0
Strike price	$11.5	$11.5
Volatility	60%	50%
Risk-free interest rate	4.78%	4.00%
Dividend yield	0.00%	0.00%

U.S. dollars
Value of warrant liability measured with Level 3 inputs at December 31, 2022	29,640
Change in fair value of private warrant liability measured with Level 3 inputs	(21,109)
Value of warrant liability measured with Level 3 inputs at December 31, 2023	8,531

NOTE 7 – CAPITAL DEFICIENCY:

a.	Ordinary Shares

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

In conjunction with the First and Second Extensions, 8,910,433 and 2,074,548 Class A Ordinary Shares subject to possible redemption were redeemed, respectively, for their redemption value, including accrued interest. As part of the partial redemptions approximately $113 million has been withdrawn from the Investments held in Trust Account.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – CAPITAL DEFICIENCY (continued):

Class B Ordinary Shares

On November 20, 2020 the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each for a total consideration of $25 thousand to the Sponsor’s wholly-owned Delaware subsidiary. Out of the 2,875,00 Class B ordinary shares, up to 375,000 were subject to forfeiture if the underwriters were to not exercise their over-allotment in full or in part. Because the underwriters exercised their over-allotment option in full on March 3, 2021 that potential forfeiture did not occur.

Class B ordinary shares are convertible into non-redeemable Class A ordinary shares, on a one-for-one basis, automatically on the day of the Business Combination or at the election of the holder thereof at any time prior to the Business Combination. Class B ordinary shares also possess the sole right to vote for the election or removal of directors, until the consummation of an Initial Business Combination.

Refer to Note 5(b) for information regarding the conversion of Class B ordinary shares into Class A ordinary shares following the Second Extension Meeting.

b.	Preferred shares

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of December 31, 2023 the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – NET PROFIT (LOSS) PER SHARE:

The following table reflects the calculation of basic and diluted net profit (loss) per share (in dollars, except share amounts):

	Year ended December 31,
	2023	2022
Net profit for the year	$263,073	$584,025
Less – interest earned on Investment held in Trust Account	(1,364,444)	(1,685,666)
Net loss excluding interest	$(1,101,371)	$(1,101,641)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	$(498,567)	$(852,835)
Accretion to Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	1,908,820	1,685,666
	$1,410,253	$832,831

Denominator:
Weighted average number of shares	2,774,850	11,500,000

Basic and diluted net profit per Class A ordinary share subject to possible redemption	$0.51	$0.07

Non-redeemable Class A and B ordinary shares:
Numerator:
Net loss excluding interest	$(602,804)	$(248,806)
Accretion	(544,376)	-
	(1,147,180)	(248,806)
Denominator:
Weighted average number of shares	3,355,000	3,355,000

Basic and diluted net loss per non-redeemable Class A and B ordinary share	$(0.34)	$(0.07)

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

MORINGA ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – GENERAL AND ADMINISTRATIVE:

The formation and other operating expenses for the years ended December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
	U.S. dollars
Legal expenses	259,000	398,903
Audit, bookkeeping and accounting	146,600	143,101
Professional services	245,538	115,651
Management fees	120,000	120,000
Insurance	281,044	325,000
Nasdaq fees	70,000	129,500
Other	298	187
	1,122,480	1,232,342

NOTE 10 – SUBSEQUENT EVENTS:

a.	Nasdaq Deficiency Note

On February 20, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that unless the Company timely requests a hearing before the Nasdaq Hearings Panel (hereafter - the Panel), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on February 29, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

The Company timely requested a hearing before the Panel to request sufficient time to complete its previously disclosed proposed business combination with Silexion. The hearing request has resulted in a stay of any suspension or delisting action pending the hearing, which is scheduled to take place on April 23, 2024.

b.	Proposed Business Combination

On February 21, 2024, the Company, together with its wholly-owned Israeli subsidiary (hereafter – the Merger Sub), entered into a business combination agreement (hereafter - the BCA) with Silexion Therapeutics Ltd., an Israeli company (hereafter - Silexion).

The Business Combination is expected to close in the third quarter of 2024, subject to the satisfaction of customary closing conditions under the BCA, including the approval of the Business Combination by Silexion’s and the Company’s shareholders, and Nasdaq approval of the initial listing of the combined company’s securities.

Headquartered in Israel, Silexion is a clinical-stage, oncology-focused biotechnology company that develops innovative treatments for unsatisfactorily treated solid tumor cancers which have a mutated KRAS oncogene. The Business Combination values Silexion at a pre-transaction equity value of $62.5 million, based on a $10 price per share.

The BCA and the Business Combination have been unanimously approved by the boards of directors of the Company and Silexion.