Form 10-Q
period 2024-03-31
Moringa Acquisition Corp
filed 2024-05-15
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, 3,870,018 Class A ordinary shares, par value $0.0001 per share and one Class B ordinary share, par value $0.0001 per share, were issued and outstanding. The outstanding Class A ordinary shares consisted of (i) 515,019 public shares, (ii) 2,874,999 sponsor-held founders shares (previously converted to Class A ordinary shares from Class B ordinary shares), (iii) 380,000 private shares (held by the sponsor and EarlyBirdCapital, Inc., in the aggregate) and (iv) 100,000 representative shares held by EarlyBirdCapital, Inc.

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we”, “us”, “our”, “the company”, “the Company”, “our company” or “Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“First Extension” are to the extension of the deadline for our completion of an initial business combination from February 19, 2023 to August 19, 2023, which our shareholders approved at the First Extension Meeting;

●	“First Extension Date” are to August 19, 2023;

●	“First Extension Meeting” are to the extraordinary general meeting in lieu of 2022 annual general meeting of our company that we held on February 9, 2023 at which, among other approvals, the First Extension was approved;

●	“founders shares” are to our 2,875,000 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the 2,874,999 Class A ordinary shares that were issued upon the conversion of 2,874,999 of those Class B ordinary shares on August 18, 2023, immediately following the Second Extension Meeting (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);

●	“Holisto” are to Holisto Ltd., an Israeli company with which we had been party to the Holisto Business Combination Agreement;

●	“Holisto Business Combination” means the business combination with Holisto that had been contemplated under the Holisto Business Combination Agreement;

●	“Holisto Business Combination Agreement” are to the Business Combination Agreement, dated June 9, 2022, by and among our company, Holisto, and Holisto’s wholly-owned subsidiary, as amended by Amendments. No. 1 and No. 2 thereto, which agreement was terminated on August 8, 2023;

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“letter agreement” refers to the letter agreement entered into between us and our sponsor, directors and officers on February 16, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“Marketing Agreement” means the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBirdCapital in connection with the initial public offering;

●	“Merger Sub 1” are to August M.S. Ltd., an Israeli company and a wholly owned subsidiary of New Pubco;

●	“Merger Sub 2” are to Moringa Acquisition Merger Sub Corp, a Cayman Islands exempted company and a wholly owned subsidiary of New Pubco;

●	“New Pubco” are to Biomotion Sciences, a Cayman Islands exempted company;

●	“Original Silexion Business Combination Agreement” are to the Business Combination Agreement, dated February 21, 2024, by and among Moringa, April.M.G. Ltd., an Israeli company and wholly owned subsidiary of Moringa, and Silexion;

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“representative shares” are to the 100,000 Class A ordinary shares that we issued to EarlyBirdCapital (and/or its designees) in a private placement prior to our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are to the extension of the deadline for our completion of an initial business combination from August 19, 2023 to August 19, 2024, which was approved at the Second Extension Meeting;

●	“Second Extension Date” are to August 19, 2024;

●	“Second Extension Meeting” are to the extraordinary general meeting in lieu of 2023 annual general meeting of our company that was held on August 16, 2023 at which, among other matters, the Second Extension was approved by our shareholders;

●

“Silexion” are to Silexion Therapeutics Ltd., an Israeli company with which we entered into the Original Silexion Business Combination Agreement, as amended and restated by the Silexion Business Combination Agreement;

●	“Silexion Business Combination” are to the prospective business combination with Silexion contemplated under the Silexion Business Combination Agreement;
●

“Silexion Business Combination Agreement” are to the Amended and Restated Business Combination Agreement, dated April 3, 2024, by and among Moringa, New Pubco, Merger Sub 1, Merger Sub 2 and Silexion, which amended and restated the Original Silexion Business Combination Agreement;

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“trust account” are to the U.S.-based trust accounts at Goldman Sachs & Co. and at JP Morgan Chase, which are maintained by Continental Stock Transfer & Trust Company acting as trustee, into which total amounts of $100,000,000 and $15,000,000 from the proceeds from the IPO and the concurrent private placement were initially deposited upon the two closings of the IPO, in February and March 2021;

●	“trust agreement” are to the Investment Management Trust Agreement, dated as of December 15, 2021, to which we are party with Continental Stock Transfer & Trust Company;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2023 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on April 1, 2024.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	the expected timing and likelihood of completion of the Silexion Business Combination, including the satisfaction or waiver of the closing conditions to the Silexion Business Combination on a timely basis on our prior to the Second Extension Date;

●	whether New Pubco will qualify for listing on the Nasdaq Global Market under its initial listing standards, in particular based on the market value of New Pubco’s listed securities, which could be adversely impacted by significant redemptions of Moringa’s remaining public shares prior to the closing of the Silexion Business Combination;

●	the prospective financing arrangements for New Pubco and its subsidiaries, and whether that will suffice for Silexion’s operations following the closing of the Silexion Business Combination;

●	costs related to the Silexion Business Combination, including the amount of the marketing fees that may need to be paid to EarlyBirdCapital under the Marketing Agreement, and the impact that may have on the completion of the Silexion Business Combination or the combined company’s financial position after completion of the Silexion Business Combination;

●	our expectations with respect to future financial performance of Silexion’s business;

●	the combined company’s ability to recruit or retain officers, key employees or directors following the Silexion Business Combination;

●	the market for our and (following the Silexion Business Combination) New Pubco’s public securities, and their liquidity;

●	the use of our funds held outside of the trust account or available to us from interest income on the trust account balance; and

●	our financial performance and financial condition prior to, and/or in the absence of, the completion of the Silexion Business Combination.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. For information regarding important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Part I, Item 1A. Risk Factors” in our 2023 Annual Report and “Part II, Item 1A. Risk Factors” contained herein. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024 AND FOR THE THREE MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2024 AND FOR THE THREE MONTHS ENDED ON THAT DATE

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31,	December 31,
	Note	2024	2023
Assets		U.S. Dollars
ASSETS:
Cash and cash equivalents		5,149	108,278
Investments held in Trust Account		5,810,190	5,697,632
Prepaid expenses		26,904	28,305
TOTAL ASSETS		5,842,243	5,834,215

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES:
Accrued expenses		56,798	115,560
Related party	4	3,116,000	2,861,000
Private warrant liability		20,539	8,531
TOTAL LIABILITIES		3,193,337	2,985,091

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 515,019 shares at redemption value of $11.28 and $11.06 as of March 31, 2024 and December 31, 2023, respectively		5,810,190	5,697,632

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized, 3,354,999 issued and outstanding (excluding 515,019 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023;		336	336
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 1 issued and outstanding as of March 31, 2024 and December 31, 2023;		*	*
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2024 and December 31, 2023.		-	-
Accumulated deficit		(3,161,620)	(2,848,844)
TOTAL CAPITAL DEFICIENCY		(3,161,284)	(2,848,508)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		5,842,243	5,834,215

*	Less than one US dollar

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended March 31,
	Note	2024	2023
		U.S. Dollars
		Except share data
INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT		73,931	745,040
GENERAL AND ADMINISTRATIVE		(262,141)	(436,728)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY		(12,008)	4,883
NET PROFIT (LOSS) FOR THE PERIOD		(200,218)	313,195

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	8	515,019	7,495,311
NET PROFIT PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION – BASIC AND DILUTED		0.15	0.08

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	8	3,355,000	3,355,000
NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES – BASIC AND DILUTED		(0.08)	(0.09)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares		Additional paid-in capital	Accumulated deficit	Total capital deficiency
	U.S. dollars (except share data)
BALANCE AT December 31, 2022	480,000	48	2,875,000	288	-	(1,203,097)	(1,202,761)
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of March 31, 2023						(905,040)	(905,040)
Net profit for the period						313,195	313,195
BALANCE AT March 31, 2023	480,000	48	2,875,000	288	-	(1,794,942)	(1,794,606)

BALANCE AT December 31, 2023	3,354,999	336	1	*	-	(2,848,844)	(2,848,508)
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of March 31, 2024						(112,558)	(112,558)
Net loss for the period						(200,218)	(200,218)
BALANCE AT March 31, 2024	3,354,999	336	1	*	-	(3,161,620)	(3,161,284)

*	Less than one US dollar

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) for the period	(200,218)	313,195
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Change in the fair value of the private warrant liability	12,008	(4,883)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,401	1,975
Increase (decrease) in related party	(20,000)	30,000
Increase (decrease) in accrued expenses	(58,762)	191,543
Net cash provided by (used in) operating activities	(265,571)	531,830

CASH FLOWS FROM FINANCING ACTIVITIES:
Partial redemption of Class A ordinary shares subject to possible redemption	-	(90,750,217)
Proceeds from a promissory note – related party	275,000	385,000
Net cash provided by (used in) financing activities	275,000	(90,365,217)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	9,429	(89,833,387)
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF PERIOD	5,805,910	116,751,752
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF PERIOD	5,815,339	26,918,365

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	5,149	71,504
Investments held in trust account	5,810,190	26,846,861
Total cash, cash equivalents and investments held in a trust account	5,815,339	26,918,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS:

a.	Organization and General

Moringa Acquisition Corp (the “Company”) is a blank check company, incorporated on September 24, 2020 as a Cayman Islands exempted company, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “Business Combination”). The Company is an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

All activity for the Company since its incorporation and up until March 31, 2024 relates to the Company’s search for a target company, as well as attempts to consummate the Proposed Holisto Merger which was terminated on August 8, 2023 and the Proposed Silexion Merger, as detailed in Note 1(f).

The Company has selected December 31 as its fiscal year end.

b.	Sponsor and Financing

The Company’s sponsor is Moringa Sponsor, L.P., a Cayman exempted limited partnership (which is referred to herein, together with its wholly-owned subsidiary, Moringa Sponsor (US) LP, a Delaware limited partnership, as the “Sponsor”).

The registration statement relating to the Company’s Public Offering was declared effective by the United States Securities and Exchange Commission (the “SEC”) on February 16, 2021. The initial stage of the Company’s Public Offering— the sale of 10,000,000 Units — closed on February 19, 2021 (the “Closing of the Public Offering”). Upon that closing and the concurrent closing of the initial stage of the Private Placement (as defined below in Note 3). $100,000,000 was placed in a trust account (the “Trust Account”) (discussed in (c) below). On March 3, 2021, upon the full exercise by the underwriters of their over-allotment option for the Public Offering, the second stage of the Public Offering — the sale of 1,500,000 Units — closed. Upon that closing and the concurrent closing of the second stage of the Private Placement, an additional $15,000,000 was placed in the Trust Account. The Company intends to finance its initial Business Combination with the net proceeds from the Public Offering, the Private Placements and Promissory Notes.

Refer to Note 7(a) for information regarding the aggregate withdrawals of approximately $113 million, due to partial redemptions.

c.	The Trust Account

The proceeds held in the Trust Account are invested in money market funds registered under the Investment Company Act and compliant with Rule 2a-7 thereof that maintain a stable net asset value of $1.00.

The Company complies with the provisions of ASU 2016-18, under which changes in Investments held in the Trust Account are accounted for as Changes in Cash, Cash Equivalents and Investments Held in a Trust Account in the Company’s Statements of Cash Flows.

Refer to Note 4(a) for information regarding proceeds received from the Sponsor under the Sixth and Eighth Promissory Notes, deposited into the Trust Account.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

On February 9, 2023 the Company held an extraordinary general meeting in lieu of the 2022 annual general meeting of the Company (the “First Extension Meeting”). At the First Extension Meeting, the Company’s shareholders approved the proposal to adopt, by way of special resolution, an amendment to the Amended and Restated Articles to extend the date by which the Company has to consummate a business combination from the 24 month anniversary of the Closing of the Public Offering – i.e., February 19, 2023 to August 19, 2023 (the “Extended Mandatory Liquidation Date”) or such earlier date as may be determined by the Board in its sole discretion.

On August 18, 2023 the Company held an extraordinary general meeting in lieu of the 2023 annual general meeting of the Company (the “Second Extension Meeting”). At the Second Extension Meeting, the Company’s shareholders approved, among other proposals, an amendment to the Amended and Restated Memorandum and Articles of Association to further extend the date by which the Company has to consummate a business combination from the Extended Mandatory Liquidation Date to August 19, 2024 (the “Second Extended Mandatory Liquidation Date”) or such earlier date as may be determined by the Board in its sole discretion.

Refer to Note 7(a) for information regarding the partial redemptions of Class A ordinary shares subject to possible redemption, following the First and Second Extensions, and for information regarding the conversion of Class B ordinary shares into Class A ordinary shares, following the Second Extension Meeting.

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of March 31, 2024, the Company had approximately $5 thousand of cash and an accumulated deficit of $3,162 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its current endeavors to consummate the Proposed Silexion Merger, as detailed in Note 1(f), or a different Initial Business Combination, if the former does not occur.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

Since its inception date and through the issuance date of these unaudited condensed consolidated financial statements, the Company’s liquidity needs were satisfied through an initial capital injection from the Sponsor, followed by net Private Placement proceeds, as well as several withdrawals of the Sponsor promissory notes. Management has determined that it will need to continue to rely and is significantly dependent on both outstanding and future promissory notes, or other forms of financial support (all of which the Sponsor is not obligated to provide). Moreover, following the Second Extension Meeting, the Company has until August 19, 2024 to consummate an Initial Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. There can be no assurance that the Company will be able to consummate any business combination ahead of the Second Extended Mandatory Liquidation Date, nor will it be able to raise sufficient funds to complete an Initial Business Combination. These matters raise substantial doubt about the Company’s ability to continue as a going concern, for the subsequent twelve months following the issuance date of these unaudited condensed consolidated financial statements.

In February 2024, the Company entered into a Business Combination Agreement with Silexion Therapeutics Ltd. (“Silexion”), an Israeli company which is in its developmental stage, dedicated to the development of innovative treatments for pancreatic cancer. Refer to Notes 1(f), 9(a) and 9(c) for further information regarding the Proposed Silexion Merger, and to Note 9(d) for information regarding funds withdrawn under the Ninth Promissory Note.

No adjustments have been made to the carrying amounts of assets or liabilities should the company fail to obtain financial support in its pursuit to consummate an Initial Business Combination, nor if it is required to liquidate after the Second Extended Mandatory Liquidation Date.

f.	Proposed Business Combination

On February 21, 2024, the Company, together with its wholly-owned Israeli subsidiary April M.G. Ltd. – which was incorporated due to the original business combination structure, entered into a business combination agreement with Silexion (the “Proposed Silexion Merger”).

The Proposed Silexion Merger is expected to close in the third quarter of 2024, subject to the satisfaction of customary closing conditions under the Business Combination Agreement, including the approval of the business combination by Silexion’s and the Company’s shareholders, as well as Nasdaq’s approval of the initial listing of the combined company’s securities.

The Proposed Silexion Merger have been unanimously approved by the boards of directors of the Company and Silexion.

Refer to Notes 9(a) and 9(c) for information regarding the Amendment of the Proposed Silexion Merger, after the balance sheet date and for the filing of Form S-4.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued):

g.	Impact of War in Israel

Israel’s current war against the terrorist organization Hamas continued to rage during the first quarter of 2024. The intensity and duration of the war has varied since it began on October 7, 2023. Up to the balance sheet date and subsequently, the war has not had a material effect on the Company. However, the war may cause wider macroeconomic deterioration in Israel, which may have a material adverse effect on the Company’s ability to effectively complete the Proposed Business Combination.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The condensed consolidated financial statements herein are unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of the management, necessary for a fair statement of results for the interim period. The results of the operation for the three-months period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2023, but does not include all disclosures required by accounting principals generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto of Moringa Acquisition Corp.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible, because of the potential differences in accounting standards used.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c	Cash and cash equivalents

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

Refer to Note 7(a) for information regarding the partial redemptions of Class A ordinary shares subject to possible redemption, following the First and Second Extensions.

e.	Net profit (loss) per share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net profit (loss) per share is computed by dividing net profit (loss) by the weighted average number of shares outstanding during the period. The Company applies the two-class method in calculating net profit (loss) per each class of shares: the non-redeemable shares, which include the Private Class A Ordinary Shares, as defined in Note 7, and the Class B ordinary shares (collectively, “Non-Redeemable class A and B ordinary shares”); and the Class A ordinary shares subject to possible redemption.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. From the Company’s incorporation and through March 31, 2024, the Company has not experienced any losses on these accounts.

As of March 31, 2024, the Company held its cash and cash equivalents in an SVB bank account, and its investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes (“ASC 740”). ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized, based on the weight of available positive and negative evidence. Deferred tax liabilities and assets are classified as non-current in accordance with ASU 2015-17.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (continued):

n.	Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted would have a material effect on the Company’s condensed consolidated financial statements.

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS:

a.	Promissory Notes

The Company has issued several promissory note agreements to its Sponsor throughout its life term, in order to fulfil its ongoing operational needs or preparations towards an Initial Business Combination. All outstanding promissory notes bear no interest and are repayable in full upon the earlier of (a) the date of the consummation of the Company’s Initial Business Combination, or (b) Second Extended Mandatory Liquidation Date (collectively, the “Maturity Date”).

First Promissory Note

The First Promissory Note withdrawn was borrowed and repaid in full in early 2021 and has subsequently expired.

Second to Fifth Promissory Notes

On August 9, 2021 the Company issued its Second Promissory Note to the Sponsor, according to which the former may withdraw up to $1 million – which has been withdrawn in full in several installments up until June 2022.

In December 2022 the Company issued its Third and Fourth Promissory Notes, according to which the Company may withdraw up to an aggregate amount of $190 thousand – which were withdrawn in full on the same month.

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

Seventh Promissory Note

On June 14, 2023 the Company issued its Seventh Promissory Note to the Sponsor in an amount of up to $1 million, which were withdrawn in full in several installments between June 2023 and March 2024.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued):

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

Ninth Promissory Note

On March 27, 2024, the Company issued its Ninth Promissory Note, according to which the Company may withdraw up to an aggregate amount of $180 thousand. Approximately $33 thousand were withdrawn on the same date.

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

The composition of the Related Party balance as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
	In U.S. dollars
Promissory notes	3,116,000	2,841,000
Accrual for Administrative Services Agreement	-	20,000
	3,116,000	2,861,000

NOTE 5 - COMMITMENTS AND CONTINGENCIES:

a.	Underwriters’ Deferred Discount

Under the Business Combination Marketing Agreement, the Company shall pay an additional fee (the “Deferred Commission”) of 3.5% of the gross proceeds of the Public Offering (or $4,025,000) payable upon the Company’s completion of the Initial Business Combination. The Deferred Commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes an Initial Business Combination.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 5 - COMMITMENTS AND CONTINGENCIES (continued):

b.	Nasdaq Deficiency Notice

Third Deficiency Notice

On February 20, 2024, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of the Company’s securities on The Nasdaq Capital Market would be suspended at the opening of business on February 29, 2024, due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

The Company timely requested a hearing before the Panel to request sufficient time to complete its previously disclosed proposed business combination with Silexion. The hearing request has resulted in a stay of any suspension or delisting action pending the hearing, which was held on April 23, 2024.

Refer to Note 9(b) for information regarding the hearing results.

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 6 - FAIR VALUE MEASUREMENTS (continued):

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 by level within the fair value hierarchy:

	Level	March 31, 2024	December 31, 2023
Assets:
Money market funds held in Trust Account	1	5,810,190	5,697,632
Liabilities:
Private Warrant Liability	3	20,539	8,531

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of March 31, 2024	As of December 31, 2023
Share price	$10.0	$10.0
Strike price	$11.5	$11.5
Volatility	60%	60%
Risk-free interest rate	4.21%	4.78%
Dividend yield	0.00%	0.00%
Public warrant market price	$0.08	$0.03

In U.S dollars
Value of warrant liability measured with Level 3 inputs at December 31, 2023	8,531
Change in fair value of private warrant liability measured with Level 3 inputs	12,008
Value of warrant liability measured with Level 3 inputs at March 31, 2024	20,539

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 7 - CAPITAL DEFICIENCY:

a.	Ordinary Shares

Class A Ordinary Shares

On November 20, 2020 the Company issued 100,000 Class A ordinary shares of $0.0001 par value each to designees of the Representative (the “Representative Shares”) for a consideration equal to the par value of the shares. The Representative Shares are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual.

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

Following the Second Extension Meeting, the Sponsor converted 2,874,999 of its Class B ordinary shares into Class A ordinary shares on a one to one basis.

b.	Preferred shares

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of March 31, 2024, the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 8 - NET PROFIT (LOSS) PER SHARE:

The following table reflects the calculation of basic and diluted net profit (loss) per share (in dollars, except share amounts):

	Three months ended March 31,
	2024	2023
Net profit (loss) for the period	$(200,218)	$313,195
Less – interest earned on Investments held in Trust Account	(73,931)	(745,040)
Net loss excluding interest	$(274,149)	$(431,845)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	$(36,484)	$(298,315)
Accretion on Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	112,558	905,040
	$76,074	$606,725

Denominator:
weighted average number of shares	515,019	7,495,311

Net profit per Class A ordinary share subject to possible redemption – basic and diluted	$0.15	$0.08

Non-redeemable Class A and B ordinary shares:
Numerator:
Net loss excluding interest	$(237,665)	$(133,530)
Accretion	(38,627)	(160,000)
	(276,292)	(293,530)

Denominator:
weighted average number of shares	3,355,000	3,355,000

Net loss per non-redeemable Class A and B ordinary share – basic and diluted	$(0.08)	$(0.09)

The potential exercise of 5,750,000 Public Warrants and 190,000 Private Warrants sold in the Public Offering and Private Placements as detailed in Note 3 into 5,940,000 shares has not been included in the calculation of diluted net profit (loss) per share, since the exercise of the warrants is contingent upon the occurrence of a future event.

Additionally, the effect of the conversion of the Second, Third, Fourth and Fifth Promissory Notes into an aggregate amount of 1,500,000 private warrants (exercisable into 1,500,000 shares) as detailed in Note 4, has not been included in the calculation of diluted net profit (loss) per share, since the conversion of the abovementioned promissory notes is contingent upon the occurrence of a future event.

As a result, diluted net profit (loss) per share is the same as basic net profit (loss) per share for each of the periods presented, and for each class.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 9 - SUBSEQUENT EVENTS:

a.	Amendment of the Original Silexion Merger Agreement

On April 3, 2024, the Proposed Silexion Merger contemplated under the original Proposed Silexion Merger agreement was restructured pursuant to the Business Combination Agreement, by and among New Pubco (a newly formed Cayman Islands exempted company), its two newly-formed subsidiaries— Merger Sub 1 and Merger Sub 2-- the Company and Silexion.

As contemplated under the Business Combination Agreement, Merger Sub 2 will merge with and into the Company, with the Company continuing as the surviving company and a wholly-owned subsidiary of New Pubco, and Merger Sub 1 will merge with and into Silexion, with Silexion continuing as the surviving company and a wholly-owned subsidiary of New Pubco. The shareholders and other equity holders of each of the Company and Silexion will receive corresponding securities of New Pubco as consideration in the Prospective Business Combination at set ratios in exchange for their securities of Company and Silexion, respectively. New Pubco will serve as the public company upon completion of the Proposed Business Combination, with its ordinary shares and warrants listed for trading on Nasdaq.

The foregoing description of the Proposed Business Combination, as amended, does not purport to be complete. For further information and access to the full agreement and all other related agreements, refer to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024.

b.	Nasdaq Deficiency Hearing

On April 23, 2024, the Company participated in a hearing with Nasdaq in which the Company presented its request that Nasdaq provide the Company an additional six months to remedy the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company’s plan for regaining compliance focused on the Company’s efforts to complete its previously disclosed Proposed Business Combination with Silexion. On May 10, 2024, the Company received the results of the hearing, under which Nasdaq approved the Company’s request for a six-month extension to complete its initial business combination, until the Second Extended Mandatory Liquidation Date.

c.	Filing of Form S-4 for Proposed Business Combination

In connection with the Proposed Silexion Merger, on May 9, 2024, New Pubco filed with the SEC a Registration Statement on Form S-4 that includes a document that will serve as both a prospectus for the securities to be issued by New Pubco in the Prospective Business Combination to security holders of the Company and Silexion, as well as a proxy statement of the Company for the Company’s extraordinary general meeting at which the Prospective Business Combination and the Business Combination Agreement (among other matters) will be presented for approval.

d.	Withdrawals of funds under Eighth and Ninth Promissory Notes

In April and May 2024, an aggregate amount of $100 thousand was withdrawn under the Eighth and Ninth Promissory Notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and our audited financial statements and related notes thereto as of, and for the year ended, December 31, 2023, included in our 2023 Annual Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies. In June 2022, we entered into the Holisto Business Combination Agreement with Holisto, which was terminated in August 2023. In February 2024, we entered into the Original Silexion Business Combination Agreement with Silexion, which was amended and restated in April 2024 pursuant to the Silexion Business Combination Agreement, as described in “Recent Developments” below in this Item 2. We intend to effectuate our prospective Silexion Business Combination via a “double dummy” structure with both Moringa and Silexion merging with subsidiaries of New Pubco, a newly formed entity. The operations of New Pubco and its subsidiaries (most importantly, Silexion) upon the closing of the Silexion Business Combination will be derived from one of a number of alternative sources: (i) cash, if any, from the proceeds of our initial public offering and the private placements of the private units remaining in the trust account (following the payment of funds for redemptions of public shares and pursuant to the Marketing Agreement in connection with the Silexion Business Combination), (ii) cash from a new financing involving the sale of Silexion’s equity prior to the closing of the Silexion Business Combination and/or New Pubco’s equity at the closing of the Silexion Business Combination, (iii) existing working capital of Silexion, (iv) an investment by the sponsor in New Pubco and/or (iv) cash from one or more debt financings.

The issuance by New Pubco of ordinary shares to Silexion’s shareholders in the Silexion Business Combination:

●	will significantly dilute the equity interest of investors in our initial public offering;

●	would likely be deemed a change of control due to the issuance of a substantial number of New Pubco ordinary shares, which may affect, among other things, New Pubco’s ability to use our net operating loss carry forwards, if any, and would result in a change in the officers and directors of New Pubco relative to our current officers and directors;

●	may have the effect of delaying or preventing a change of control of New Pubco by diluting the share ownership or voting rights of a person seeking to obtain control; and

●	may adversely affect prevailing market prices for the ordinary shares or warrants of New Pubco following the business combination.

Similarly, if New Pubco issue(s) debt securities or otherwise incur(s) significant indebtedness in connection with the Silexion Business Combination transaction, that could result in:

●	default and foreclosure on the New Pubco’s assets if its cash reserves after the Silexion Business Combination are insufficient to repay its debt obligations;

●	acceleration of New Pubco’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	New Pubco’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is issued and outstanding;

●	New Pubco’s inability to pay dividends on its shares;

●	using a substantial portion of New Pubco’s cash flow to pay principal and interest on its debt, which will reduce the funds available for dividends on ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on New Pubco’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on New Pubco’s ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of its strategy and other purposes and other disadvantages compared to its competitors that have less debt.

As indicated in the accompanying financial statements, at March 31, 2024 we had approximately $5 thousand of cash and cash equivalents and an accumulated deficit of approximately $3.2 million. Although we raised $115.0 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and an additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, approximately $90.8 million and $22.2 million of the investments in our trust account were liquidated and the cash received upon liquidation was paid out as part of the redemption of public shares in connection with the First Extension Meeting and Second Extension Meeting, respectively, leaving approximately $5.8 million of investments in the trust account as of March 31, 2024. We furthermore expect to continue to incur significant costs that will be paid from funds in our bank account outside of the trust account in the pursuit of the Silexion Business Combination. We cannot assure you that our plans to complete the Silexion Business Combination or any other potential initial business combination, or a related capital-raise, will be successful.

Recent Developments

Entry into Original Silexion Business Combination Agreement

On February 21, 2024, we entered into the Original Silexion Business Combination Agreement. The transactions set forth in the Original Silexion Business Combination Agreement (and, as amended and restated subsequently, pursuant to the Silexion Business Combination Agreement) will constitute a “Business Combination” as contemplated by our amended and restated memorandum and articles of association. Silexion is a clinical-stage, oncology-focused Israeli biotechnology company that develops innovative treatments for unsatisfactorily treated solid tumor cancers which have a mutated KRAS oncogene. The Silexion Business Combination, including all related transactions, were unanimously approved by the boards of directors of Moringa and Silexion.

Pursuant to the Original Silexion Business Combination Agreement, subject to the fulfillment of closing conditions, April M.G. Ltd., a newly formed subsidiary of Moringa, was to merge with and into Silexion, with Silexion surviving the merger as a wholly-owned subsidiary of Moringa, and with Moringa continuing as a public company following the completion of the Silexion Business Combination, and with its securities continuing to be traded on Nasdaq.

Amendment and Restatement of Original Silexion Business Combination Agreement

On April 3, 2024, we and Silexion restructured the transactions contemplated under the Original Silexion Business Combination Agreement by entering into the Silexion Business Combination Agreement with New Pubco, Merger Sub 1, Merger Sub 2, and Silexion. The Silexion Business Combination Agreement amended and restated, in its entirety, the Original Silexion Business Combination Agreement. The Silexion Business Combination Agreement and the Silexion Business Combination were unanimously approved by the boards of directors of Moringa and Silexion, by virtue of their prior approval of the Original Silexion Business Combination Agreement and all changes approved by an officer or director of Moringa or Silexion, respectively.

Pursuant to the restructured transactions, New Pubco, a newly formed entity that will serve as the public company upon completion of the Silexion Business Combination, has two merger subsidiaries— Merger Sub 2, which will merge with and into Moringa, with Moringa continuing as the surviving company and a wholly-owned subsidiary of New Pubco (the “SPAC Merger”), and Merger Sub 1, which will merge with and into Silexion, with Silexion continuing as the surviving company and a wholly-owned subsidiary of New Pubco (the “Acquisition Merger”).

Upon the effectiveness of the SPAC Merger, each outstanding Moringa Class A ordinary share and the sole outstanding Moringa Class B ordinary share will convert into an ordinary share of New Pubco on a one-for-one basis. Each outstanding warrant to purchase one Moringa Class A ordinary share will convert into a warrant to purchase one New Pubco ordinary share, at the same exercise price.

Upon the effectiveness of the Acquisition Merger, each outstanding ordinary share and preferred share of Silexion will convert into such number of ordinary shares of New Pubco as is equal to the quotient obtained by dividing (x) the quotient obtained by dividing (1) $62.5 million by (2) the number of fully diluted Silexion equity securities, by (y) $10.00 (the “Silexion Equity Exchange Ratio”). Each outstanding Silexion warrant and Silexion option to purchase one Silexion share, and Silexion restricted share unit (RSU) that may be potentially settled for one Silexion share, will become exercisable for, or will be subject to settlement for (as applicable), such number of New Pubco ordinary shares as are equal to the Silexion Equity Exchange Ratio. The exercise price per New Pubco ordinary share of each such converted Silexion option and Silexion warrant will be adjusted based on dividing the existing per share exercise price by the Silexion Equity Exchange Ratio. The terms of vesting, exercise and/or settlement, as applicable, of such converted options, warrants and RSUs shall remain the same following such conversion, except that the vesting of each Silexion option will accelerate immediately prior to the Acquisition Merger, such that the New Pubco option into which it has been converted will be fully vested.

In addition to the delivery by Moringa, New Pubco, Merger Sub 1 and Merger Sub 2 of customary certificates and other closing deliverables, the obligation of Silexion to consummate the transactions is subject to certain conditions as further described in the Silexion Business Combination Agreement.

Moreover, in connection with the Silexion Business Combination Agreement, each of the sponsor and certain shareholders of Silexion have entered or will enter into certain additional agreements, including: a shareholder voting and support agreement with New Pubco, Silexion and Moringa; sponsor support agreement with New Pubco, Silexion and Moringa; Amended Registration Rights and Lock-Up Agreement by and among Moringa, EarlyBirdCapital and the sponsor; and an amended & restated sponsor promissory note to be issued by New Pubco to the sponsor.

The foregoing description of the Silexion Business Combination and related transactions does not purport to be complete. For further information and access to the full agreement and all related agreements, please refer to our Current Report on Form 8-K filed with the SEC on April 3, 2024.

Filing of Form S-4 Registration Statement for Silexion Business Combination

In connection with the proposed Silexion Business Combination, New Pubco, Moringa and Silexion have prepared, and New Pubco has filed with the SEC, on May 9, 2024, a Registration Statement on Form S-4 that includes a document that will serve as both a prospectus for the securities to be issued by New Pubco in the Silexion Business Combination and a proxy statement of Moringa for our extraordinary general meeting at which the Silexion Business Combination and the Silexion Business Combination Agreement (among other matters) will be presented for approval.

Nasdaq Deficiency Notice and Approval of Cure Period by Nasdaq

On February 20, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that unless we would timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of our securities on The Nasdaq Capital Market would be suspended at the opening of business on February 29, 2024, due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement.

We timely requested a hearing before the Panel, which resulted in a stay of any suspension or delisting action pending the hearing. On April 23, 2024. we participated in the hearing before the Panel, at which we presented our request that Nasdaq provide us with an additional six months to remedy our non-compliance with Nasdaq IM-5101-2. Our plan for regaining compliance focused on our efforts to complete our previously disclosed Silexion Business Combination. On May 10, 2024, we received the Panel’s ruling for the hearing, in which the Panel approved our request for a six-month extension— until the Second Extension Date— to remain listed on Nasdaq and complete our initial business combination.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the March 31, 2024 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for our activities related to an initial business combination (originally, the Holisto Business Combination, and recently, the Silexion Business Combination).

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

IPO and Post-IPO Funding- Trust Account

At the time of our IPO in February and March 2021, we raised $116.2 million of net proceeds from (i) the sale of public units to the public in the offering, after deducting offering expenses of approximately $300 thousand and underwriting commissions of $2.3 million (but excluding an advisory fee of up to $4.025 million that may be payable to the representative of the underwriters for services that may be performed for us under the Marketing Agreement in connection with (and subject to the consummation of) our initial business combination transaction), and (ii) the sale of private units for a purchase price of $3.8 million in the aggregate. Of that $116.2 million amount, $115 million (including up to $4.025 million for a potential advisory fee) was deposited into a non-interest-bearing trust account. The funds in the trust account are invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account. As of March 31, 2024, we had approximately $5.8 million of investments held in that trust account, all of which was invested in Goldman Sachs money market funds. In addition, the sponsor is committed to funding an additional $12.9 thousand approximately to the trust account on the 19th day of each month, which began in August 2023 until (but not including) August 19, 2024, for up to $154.5 thousand approximately in total, for so long as we have not yet completed an initial business combination or determined to liquidate our company.

We intend to use substantially all of the investments held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding the potential advisory fee to be payable to the underwriters for advisory services under the Marketing Agreement), to fund our post- business combination company. We may withdraw from the trust account interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining proceeds, if any, held in the trust account (following the payment of any amounts to redeeming shareholders) will be used as working capital to finance the operations of Silexion (or any other company with which we may potentially combine), make other acquisitions and pursue our growth strategies.

Subsequent to our initial public offering, our working capital needs have been satisfied exclusively by our sponsor, as evidenced by promissory notes that we have issued to our sponsor throughout the post-IPO period.

As of March 31, 2024, we had approximately $5 thousand of cash deposited in our bank account held outside of the trust account. We intend to use those funds and any additional funding that we have subsequently received and may receive from our sponsor and that we hold outside of the trust account primarily towards activities related to our prospective Silexion Business Combination (or any other business combination). Those activities include, in primary part, completing the Silexion Business Combination, securing financing for the post-business combination company, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use those funds outside of the trust account for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

In order to fund working capital deficiencies or finance transaction costs in connection with the prospective Silexion Business Combination or any other initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Under the existing terms of those loans from the sponsor, up to $1.5 million of such loans (all of which has been committed to us by our sponsor already) may be converted into warrants at a price of $1.00 per warrant at the option of the sponsor, as lender. The warrants would be identical to the private warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Under the terms of the Silexion Business Combination, all such amounts owed to the sponsor under existing promissory notes would be represented by a single amended and restated sponsor promissory note (the “A&R Sponsor Promissory Note”) to be issued to our sponsor by New Pubco, as assignee of Moringa, under which the total amount owed by New Pubco (as assignee of Moringa) to the sponsor through the closing date of the business combination will be subject to a cap of (i) $5.2 million, minus (ii) any fee or expense that may be paid or owed by us pursuant to the Marketing Agreement. Any outstanding amount loaned by the sponsor to our company in excess of that cap will be attributed to the conversion shares issuable upon maturity of the A&R Sponsor Promissory Note as additional paid-in capital. The maturity date of the A&R Sponsor Promissory Note will be the 30-month anniversary of the closing date of the Silexion Business Combination. Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by Moringa) only by way of conversion into New Pubco ordinary shares. The sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which New Pubco conducts an equity financing following the closing of the business combination, subject to a minimum conversion amount of $100 thousand, in an amount of shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by New Pubco in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into New Pubco ordinary shares at any time following the twenty-four (24) month anniversary of the closing date, subject to a minimum conversion of $10 thousand, at a price per share equal to the volume weighted average price of the New Pubco ordinary shares on the principal market on which they are traded during the twenty (20) consecutive trading days prior to the conversion date.

We believe that we may need to obtain additional funds in order to satisfy our liquidity needs in our pursuit of an initial business combination, as we have exhausted all but $198,505 (as of March 31, 2024) of the remaining available amounts under our existing promissory notes issued to the sponsor. Our sponsor was not obligated to fund that $198,505 amount. Our actual working capital needs will depend on when our business combination is consummated.

We cannot assure you that we will be able to successfully consummate the prospective Silexion Business Combination or any other initial business combination.

It is likely that our shareholders will redeem a significant percentage of the remaining outstanding public shares upon completion of our initial business combination, which will reduce the funds from the trust account that become available to New Pubco upon the closing of the Silexion Business Combination. New Pubco will likely need to issue additional securities or incur debt at or following the closing of the Silexion Business Combination if cash on hand is insufficient, in order to meet the ongoing working capital requirements of Silexion’s operations.

There can be no assurance that we will be able to consummate any business combination or raise sufficient funds to complete an initial business combination. If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate our trust account, which liquidation would be less than 12 months after the date of this Quarterly Report. Please see Note 1(e) to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the substantial doubt regarding our ability to continue as a “going concern”.

Review of Cash Flows for Three Months Ended March 31, 2024

Cash provided by operating activities

For the three months ended March 31, 2024, net cash used in operating activities was approximately $265 thousand. That cash used in operating activities reflected our net loss of approximately $200 thousand for the period, as adjusted to reflect the following matters:

●	a decrease in cash, cash equivalents and investments held in trust in order to eliminate the following non -cash items: a decrease in accrued expenses of approximately $58 thousand, (ii) a decrease in prepaid expenses of approximately $1 thousand, and (iii) a decrease in related party of $20 thousand; and

●	an increase in cash, cash equivalents and investments in order to eliminate a non-cash gain of approximately $12 thousand attributable to the change in fair value of our private warrants that was included in our net loss.

Cash provided by financing activities

For the three months ended March 31, 2024, net cash provided by financing activities was approximately $275 thousand, reflecting funds that we borrowed from our sponsor under the promissory notes that we have issued to our sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the sponsor a monthly fee of $10 thousand for office space, and administrative and support services, provided to our company. We began incurring those fees on February 19, 2021 and will continue to incur those fees monthly until the earlier of our completion of a business combination or our liquidation.

We engaged EarlyBirdCapital under the Marketing Agreement as an advisor in connection with our initial business combination, to assist in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, to introduce us to potential investors that are interested in purchasing the surviving public company’s securities in connection with our initial business combination, to assist in obtaining shareholder approval for the business combination, and to assist with press releases and public filings in connection with our initial business combination. Under that engagement, we agreed to pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4.025 million (exclusive of any applicable finders’ fees which might become payable). We expect to negotiate to reduce the amount of that cash fee. There can be no assurances that we will succeed in reducing that amount. If we do not succeed in reducing that amount, that may frustrate our ability to complete the Silexion business Combination (or any other potential business combination).

Critical Accounting Estimates

Private Warrant Liability

Please refer to Note 6 - Fair Value Measurements to our unaudited condensed consolidated financial statements for the method and level 3 inputs used for the measurement of the Private Warrant Liability.

No sensitivity analysis was provided, as the range of reasonably possible inputs would not have a material impact on our unaudited condensed consolidated financial statements taken as a whole.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Since that time, we have been implementing a number of measures to remediate such material weaknesses; however, as of March 31, 2024 management has not remediated the material weakness. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in Part I, Item 1A, of our 2023 Annual Report. As of the date of this Quarterly Report, there have been no material changes to those risk factors, except as stated below.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, on April 13, 2024 Iran launched an aerial attack on Israel through the use of cruise and ballistic missiles along with suicide drones. While Israel repelled the Iranian attack, including through the assistance of the Unites States, France, the United Kingdom, and Jordan, the attack by Iran signaled an escalation in the regional conflict and the potential for larger regional conflict, which may bring additional countries into the sphere of conflict.

The intensity and duration of Israel’s current war against Hamas, along with any additional regional conflict is difficult to predict, as are the economic implications of the war against Hamas and any larger regional conflict on the business and operations on any target company with which we may combine, and on Israel’s economy in general. These events may cause wider macroeconomic deterioration in Israel, which may have a material adverse effect on our ability to effectively complete our business combination process, or on the operations of an Israel-centered target company with which we may combine.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. Certain of our executives and board members live in Israel, and employees of Silexion, or its service providers, may be located in Israel, and may have been called, or will be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be unavailable for extended periods of time. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm Silexion’s results of operations and could make it more difficult for Silexion to raise capital. Parties with whom Silexion does business may decline to travel to Israel during periods of heightened unrest or tension, forcing Silexion to make alternative arrangements when necessary in order to meet its business partners face to face. In addition, the political and security situation in Israel may result in parties with whom Silexion has agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements. Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on Silexion’s operating results, financial condition or the expansion of its business.

We and Silexion may not be able to adequately address these additional risks. Our operations prior to, or New Pubco’s operations following, the Silexion Business Combination might suffer, which may adversely impact our business, financial condition and results of operations.

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

MORINGA ACQUISITION CORP

Date: May 15, 2024	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2024	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)