Form 10-Q
period 2024-06-30
Moringa Acquisition Corp
filed 2024-08-13
CIK 1835416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, 3,442,721 Class A ordinary shares, par value $0.0001 per share and one Class B ordinary share, par value $0.0001 per share, were issued and outstanding. The outstanding Class A ordinary shares consisted of (i) 87,722 public shares, (ii) 2,874,999 sponsor-held founders shares (previously converted to Class A ordinary shares from Class B ordinary shares), (iii) 380,000 private shares (held by the sponsor and EarlyBirdCapital, Inc., in the aggregate) and (iv) 100,000 representative shares held by EarlyBirdCapital, Inc.

MORINGA ACQUISITION CORP

QUARTERLY REPORT ON FORM 10-Q

i

CERTAIN TERMS

Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”), references to:

●	“we”, “us”, “our”, “the company”, “the Company”, “our company” or “Moringa” are to Moringa Acquisition Corp, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2021 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc., the representative of the underwriters of our initial public offering;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“Extraordinary Silexion Business Combination Approval Meeting” means the extraordinary general meeting held on August 6, 2024 at which the Silexion Business Combination was approved by our shareholders.

●	“First Extension” are to the extension of the deadline for our completion of an initial business combination from February 19, 2023 to August 19, 2023, which our shareholders approved at the First Extension Meeting;

●	“First Extension Date” are to August 19, 2023;

●	“First Extension Meeting” are to the extraordinary general meeting in lieu of 2022 annual general meeting of our company that we held on February 9, 2023 at which, among other approvals, the First Extension was approved;

●	“founders shares” are to our 2,875,000 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the 2,874,999 Class A ordinary shares that were issued upon the conversion of 2,874,999 of those Class B ordinary shares on August 18, 2023, immediately following the Second Extension Meeting (for the avoidance of doubt, such Class A ordinary shares are not “public shares”);

●	“Holisto” are to Holisto Ltd., an Israeli company with which we had been party to the Holisto Business Combination Agreement;

●	“Holisto Business Combination” are to the business combination with Holisto that had been contemplated under the Holisto Business Combination Agreement;

●	“Holisto Business Combination Agreement” are to the Business Combination Agreement, dated June 9, 2022, by and among our company, Holisto, and Holisto’s wholly-owned subsidiary, as amended by Amendments. No. 1 and No. 2 thereto, which agreement was terminated on August 8, 2023;

●	“initial public offering” or “IPO” are to the initial public offering of our Class A ordinary shares, which was consummated in two closings, on February 19, 2021 and March 3, 2021;

●	“Investment Company Act” are to the U.S. Investment Company Act of 1940, as amended;

●	“letter agreement” are to the letter agreement entered into between us and our sponsor, directors and officers on February 16, 2021;

●	“management” or our “management team” are to our officers and directors;

●	“Marketing Agreement” are to the Business Combination Marketing Agreement, dated February 16, 2021, entered into by Moringa with EarlyBirdCapital in connection with the initial public offering;

●	“Merger Sub 1” are to August M.S. Ltd., an Israeli company and a wholly owned subsidiary of New Pubco;

●	“Merger Sub 2” are to Moringa Acquisition Merger Sub Corp, a Cayman Islands exempted company and a wholly owned subsidiary of New Pubco;

●	“New Pubco” are to Biomotion Sciences, a Cayman Islands exempted company;

●	“New Pubco Registration Statement” are to the registration statement on Form S-4 (SEC File No. 333-279281) filed by New Pubco in respect of the Silexion Business Combination, which was initially filed on May 9, 2024 and was declared effective by the SEC on July 16, 2024;

●	“Original Silexion Business Combination Agreement” are to the Business Combination Agreement, dated February 21, 2024, by and among Moringa, April.M.G. Ltd., an Israeli company and wholly owned subsidiary of Moringa, and Silexion;

●	“private shares” are to the Class A ordinary shares included in the private units issued and sold to our sponsor and EarlyBirdCapital in private placements simultaneously with the closings of our initial public offering;

●	“private units” are to the 380,000 units (consisting of 380,000 private shares and 190,000 private warrants) issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering;

●	“private warrants” are to the 190,000 warrants contained within the private units issued and sold to our sponsor and EarlyBirdCapital, in the aggregate, in private placements simultaneously with the closings of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) sold in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“representative shares” are to the 100,000 Class A ordinary shares that we issued to EarlyBirdCapital (and/or its designees) in a private placement prior to our initial public offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are to the extension of the deadline for our completion of an initial business combination from August 19, 2023 to August 19, 2024, which was approved at the Second Extension Meeting;

●	“Second Extension Date” are to August 19, 2024;

●	“Second Extension Meeting” are to the extraordinary general meeting in lieu of 2023 annual general meeting of our company that was held on August 16, 2023 at which, among other matters, the Second Extension was approved by our shareholders;

●	“Silexion” are to Silexion Therapeutics Ltd., an Israeli company with which we entered into the Original Silexion Business Combination Agreement, as amended and restated by the Silexion Business Combination Agreement;

●	“Silexion Business Combination” are to the prospective business combination with Silexion contemplated under the Silexion Business Combination Agreement;

●	“Silexion Business Combination Agreement” are to the Amended and Restated Business Combination Agreement, dated April 3, 2024, by and among Moringa, New Pubco, Merger Sub 1, Merger Sub 2 and Silexion, which amended and restated the Original Silexion Business Combination Agreement;

●	“Silexion Waiver Letter” are to the waiver letter, dated June 18, 2024, under which Moringa, Biomotion, Merger Sub 1 and Merger Sub 2 agreed with Silexion to waive and/or modify certain financing-related and other terms of the Silexion Business Combination Agreement. ;

●	“sponsor” are to Moringa Sponsor, LP, a Cayman Islands exempted limited partnership, including, where applicable, its affiliates (including our initial shareholder, Moringa Sponsor US L.P., a Delaware limited partnership, which is a wholly-owned subsidiary of our sponsor);

●	“trust account” are to the U.S.-based trust accounts at Goldman Sachs & Co. and at JP Morgan Chase, which are maintained by Continental Stock Transfer & Trust Company acting as trustee, into which total amounts of $100,000,000 and $15,000,000 from the proceeds from the IPO and the concurrent private placement were initially deposited upon the two closings of the IPO, in February and March 2021;

●	“trust agreement” are to the Investment Management Trust Agreement, dated as of December 15, 2021, to which we are party with Continental Stock Transfer & Trust Company;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and the private warrants;

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar; and

●	“2023 Annual Report” are to our annual report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on April 1, 2024.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Quarterly Report, including statements in “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

●	the expected timing and likelihood of completion of the Silexion Business Combination, including the satisfaction or waiver of the closing conditions to the Silexion Business Combination on a timely basis on our prior to the Second Extension Date;

●	whether New Pubco will qualify for listing on the Nasdaq Global Market under its initial listing standards, in particular based on the market value of New Pubco’s listed securities;

●	the prospective financing arrangements for New Pubco and its subsidiaries, and whether that will suffice for Silexion’s operations following the closing of the Silexion Business Combination;

●	costs related to the Silexion Business Combination, including the amount of the marketing fees that may need to be paid to EarlyBirdCapital under the Marketing Agreement, and the impact that may have on the completion of the Silexion Business Combination or the combined company’s financial position after completion of the Silexion Business Combination;

●	our expectations with respect to future financial performance of Silexion’s business;

●	the combined company’s ability to recruit or retain officers, key employees or directors following the Silexion Business Combination;

●	the market for our and (following the Silexion Business Combination) New Pubco’s public securities, and their liquidity;

●	the use of our funds held outside of the trust account or available to us from interest income on the trust account balance; and

●	our financial performance and financial condition prior to, and/or in the absence of, the completion of the Silexion Business Combination.

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

v

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024 AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

U.S. DOLLARS

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2024 AND FOR THE THREE AND SIX MONTHS ENDED ON THAT DATE

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		June 30,	December 31,
	Note	2024	2023
		U.S. Dollars

Assets
ASSETS:
Cash and cash equivalents		17,880	108,278
Investments held in Trust Account		5,924,118	5,697,632
Prepaid expenses		24,808	28,305
TOTAL ASSETS		5,966,806	5,834,215

Liabilities and shares subject to possible redemption net of capital deficiency
LIABILITIES:
Accrued expenses		55,191	115,560
Related party	4	3,346,000	2,861,000
Private warrant liability		27,284	8,531
TOTAL LIABILITIES		3,428,475	2,985,091

COMMITMENTS AND CONTINGENCIES	5	-	-

CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION: 515,019 shares at redemption value of $11.50 and $11.06 as of June 30, 2024 and December 31, 2023, respectively		5,924,118	5,697,632

CAPITAL DEFICIENCY:	7
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized, 3,354,999 issued and outstanding (excluding 515,019 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023;		336	336
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 1 issued and outstanding as of June 30, 2024 and December 31, 2023;		*	*
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024 and December 31, 2023.		-	-
Accumulated deficit		(3,386,123)	(2,848,844)
TOTAL CAPITAL DEFICIENCY		(3,385,787)	(2,848,508)
TOTAL LIABILITIES AND SHARES SUBJECT TO POSSIBLE REDEMPTION NET OF CAPITAL DEFICIENCY		5,966,806	5,834,215

*	Less than one US dollar

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Note	Six months ended June 30,		Three months ended June 30,
		2024	2023	2024	2023
		U.S. Dollars		U.S. Dollars
		Except share data		Except share data

INTEREST EARNED ON INVESTMENTS HELD IN TRUST ACCOUNT		149,236	1,063,043	75,305	318,002
GENERAL AND ADMINISTRATIVE		(441,276)	(592,201)	(179,135)	(155,472)

CHANGE IN FAIR VALUE OF WARRANT LIABILITY		(18,753)	5,301	(6,745)	418
NET PROFIT (LOSS) FOR THE PERIOD		(310,793)	476,143	(110,575)	162,948

WEIGHTED AVERAGE NUMBER OF CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION	8	515,019	5,015,185	515,019	2,589,567
NET PROFIT PER CLASS A ORDINARY SHARE SUBJECT TO POSSIBLE REDEMPTION – BASIC AND DILUTED		0.32	$0.22	0.17	$0.19

WEIGHTED AVERAGE NUMBER OF NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES	8	3,355,000	3,355,000	3,355,000	3,355,000
NET LOSS PER NON-REDEEMABLE CLASS A AND CLASS B ORDINARY SHARES – BASIC AND DILUTED		(0.14)	$(0.19)	(0.06)	$(0.10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Class A ordinary shares		Class B ordinary shares			Total
	Number of shares	Par value	Number of shares	Par value	Accumulated deficit	capital deficiency

BALANCE AT December 31, 2022	480,000	48	2,875,000	288	(1,203,097)	(1,202,761)
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of March 31, 2023					(905,040)	(905,040)
Net profit for the period					313,195	313,195
BALANCE AT March 31, 2023	480,000	48	2,875,000	288	(1,794,942)	(1,794,606)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of June 30, 2023					(558,002)	(558,002)
Net profit for the period					162,948	162,948
BALANCE AT June 30, 2023	480,000	48	2,875,000	288	(2,189,996)	(2,189,660)

BALANCE AT December 31, 2023	3,354,999	336	1	*	(2,848,844)	(2,848,508)
Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of March 31, 2024					(112,558)	(112,558)
Net loss for the period					(200,218)	(200,218)
BALANCE AT March 31, 2024	3,354,999	336	1	*	(3,161,620)	(3,161,284)

Subsequent accretion of Class A Ordinary Shares subject to possible redemption to amount as of June 30, 2024					(113,928)	(113,928)
Net loss for the period					(110,575)	(110,575)
BALANCE AT June 30, 2024	3,354,999	336	1	*	(3,386,123)	(3,385,787)

*	Less than one US dollar

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MORINGA ACQUISITION CORP

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss) for the period	(310,793)	476,143
Adjustments to reconcile net profit (loss) to net cash provided by (used in) operating activities:
Change in the fair value of the private warrant liability	18,753	(5,301)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	3,497	2,023
Increase (decrease) in related party	(20,000)	30,000
Increase (decrease) in accrued expenses	(60,369)	14,993
Net cash provided by (used in) operating activities	(368,912)	517,858

CASH FLOWS FROM FINANCING ACTIVITIES:
Partial redemption of Class A ordinary shares subject to possible redemption	-	(90,750,217)
Proceeds from promissory notes – related party	505,000	920,000
Net cash provided by (used in) financing activities	505,000	(89,830,217)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT	136,088	(89,312,359)
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT BEGINNING OF PERIOD	5,805,910	116,751,752
CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT AT END OF PERIOD	5,941,998	27,439,393

RECONCILIATION OF CASH, CASH EQUIVALENTS AND INVESTMENTS HELD IN A TRUST ACCOUNT:
Cash and cash equivalents	17,880	34,530
Investments held in trust account	5,924,118	27,404,863
Total cash, cash equivalents and investments held in a trust account	5,941,998	27,439,393

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

Pursuant to the Company’s amended and restated memorandum and articles of association, as amended, if the Company is unable to complete the initial Business Combination within 42 months from the Closing of the Public Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

On February 9, 2023 the Company held an extraordinary general meeting in lieu of the 2022 annual general meeting of the Company (hereafter – the First Extension Meeting). At the First Extension Meeting, the Company’s shareholders approved the proposal to adopt, by way of special resolution, an amendment to the Amended and Restated Articles to extend the date by which the Company has to consummate a business combination from the 24 month anniversary of the Closing of the Public Offering – i.e., February 19, 2023 to August 19, 2023 (hereafter – the Extended Mandatory Liquidation Date) or such earlier date as may be determined by the Board in its sole discretion.

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

e.	Substantial Doubt about the Company’s Ability to Continue as a Going Concern

As of June 30, 2024, the Company had approximately $18 thousand of cash and an accumulated deficit of $3,386 thousand. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standard Codification 205-40, “Going Concern”, the Company will need to obtain additional funds in order to satisfy its liquidity needs in its current endeavors to consummate the Proposed Silexion Merger, as detailed in Note 1(f), or a different Initial Business Combination, if the former does not occur.

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

In February 2024, the Company entered into a Business Combination Agreement with Silexion Therapeutics Ltd. (hereafter – Silexion), an Israeli company which is in its developmental stage, dedicated to the development of innovative treatments for pancreatic cancer. Refer to Note 1(f) for further information regarding the Proposed Silexion Merger.

No adjustments have been made to the carrying amounts of assets or liabilities should the company fail to obtain financial support in its pursuit to consummate an Initial Business Combination, nor if it is required to liquidate after the Second Extended Mandatory Liquidation Date.

f.	Proposed Business Combination

On February 21, 2024, the Company, together with its wholly-owned Israeli subsidiary April M.G. Ltd. – which was incorporated due to the original business combination structure, entered into a business combination agreement with Silexion (hereafter – the Proposed Silexion Merger).

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

On April 3, 2024, the Proposed Silexion Merger contemplated under the original Proposed Silexion Merger agreement was restructured pursuant to the Business Combination Agreement, by and among New Pubco (a newly formed Cayman Islands exempted company), its two newly-formed subsidiaries – Merger Sub 1 and Merger Sub 2 – the Company and Silexion.

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

In connection with the Proposed Silexion Merger, on May 9, 2024, New Pubco filed with the SEC a Registration Statement on Form S-4, and has subsequently filed amendments on June 24, 2024, July 7, 2024 and July 12, 2024, that include a document that will serve as both a prospectus for the securities to be issued by New Pubco in the Prospective Business Combination to security holders of the Company and Silexion, as well as a proxy statement of the Company for the Company’s extraordinary general meeting at which the Prospective Business Combination and the Business Combination Agreement (among other matters) was presented for approval (see note 9). The SEC staff declared the New Pubco Registration Statement effective on July 16, 2024.

g.	Impact of War in Israel

Israel’s current war against the terrorist organization Hamas continued to rage during the second quarter of 2024. The intensity and duration of the war has varied since it began on October 7, 2023. Up to the balance sheet date and subsequently, the war has not had a material effect on the Company. However, the war may cause wider macroeconomic deterioration in Israel, which may have a material adverse effect on the Company’s ability to effectively complete the Proposed Business Combination.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

a.	Basis of Presentation

The condensed consolidated financial statements herein are unaudited; however, such information reflects all adjustments (consisting of normal, recurring adjustments), which are, in the opinion of the management, necessary for a fair statement of results for the interim period. The results of the operation for the six and three-month periods ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year. The year-end condensed consolidated balance sheet data was derived from audited financial statements for the year ended December 31, 2023 as filed on April 1, 2024, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes thereto of Moringa Acquisition Corp.

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

Refer to Note 7(a) for information regarding the partial redemptions of Class A ordinary shares subject to possible redemption, following the First and Second Extensions. Also, refer to Note 9(c) regarding an additional redemption after the balance sheet date.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. From the Company’s incorporation and through June 30, 2024, the Company has not experienced any losses on these accounts.

As of June 30, 2024, the Company held its cash and cash equivalents in an SVB bank account, and its investments Held in Trust Account in Goldman Sachs money market funds. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820.

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

The Company paid an underwriting commission of 2.0% of the gross proceeds of the Public Offering and the full exercise of the underwriters’ over-allotment, or $2,300,000, in the aggregate, to the underwriters at the two closings of the Public Offering. Refer to Notes 5(a) and 9(a) for more information regarding an additional fee payable to the underwriters upon the consummation of an Initial Business Combination, and an amendment to the agreement.

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 4 - RELATED PARTY TRANSACTIONS (continued):

Eighth Promissory Note

On August 18, 2023 the Company issued its Eighth Promissory Note to the Sponsor, in an amount of approximately $154 thousand – under which the funds that were loaned by the Sponsor were deposited into the Company’s Trust Account, in connection with the Second Extension. The Sponsor shall make monthly injections of approximately $13 thousand into the Company’s Trust Account, starting August 19, 2023 and up until the earlier of the Second Extended Mandatory Liquidation Date (or such earlier date that the Board determines to liquidate the Company) or the date on which an Initial Business Combination is completed. During the six months ended June 30, 2024, approximately $77 thousand have been injected into the trust account in six monthly installments.

Ninth Promissory Note

On March 27, 2024, the Company issued its Ninth Promissory Note, according to which the Company may withdraw up to an aggregate amount of $180 thousand. As of June 30, 2024 the Ninth Promissory Note has been fully withdrawn.

Tenth Promissory Note

On June 27, 2024, the Company issued its Tenth Promissory Note, according to which the Company may withdraw up to an aggregate amount of $250 thousand. The Company has made partial withdrawals in June and July 2024.

A&R Promissory Note

Upon the closing of the proposed business combination, and according to the terms of the amended Silexion Business Combination agreement, all promissory notes shall be converted into one sponsor promissory note – the A&R Sponsor Promissory Note, which will be subject to a cap of (i) $5.5 million, minus (ii) any fee that may be paid or owed under the amended Business Marketing Agreement (See Notes 5(a) and 9(a)). Any outstanding amount loaned by the sponsor to the Company in excess of the cap, will be attributed to the conversion shares issuable under the A&R Sponsor Promissory Note as additional paid-in capital.

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

The composition of the Related Party balance as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
	In U.S. dollars
Promissory notes	3,346,000	2,841,000
Accrual for Administrative Services Agreement	-	20,000
	3,346,000	2,861,000

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

b.	Advisory and Placement Agent Agreement with Cohen & Company

Refer to Note 9(d) for information regarding the agreement entered into after the balance sheet date.

c.	Nasdaq Deficiency Notice

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

On April 23, 2024, the Company participated in a hearing with Nasdaq in which the Company presented its request that Nasdaq provide the Company an additional six months to remedy the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. The Company’s plan for regaining compliance focused on the Company’s efforts to complete its previously disclosed Proposed Business Combination with Silexion. On May 10, 2024, the Company received the results of the hearing, under which Nasdaq approved the Company’s request for a six-month extension— until the Second Extension Date— to remain listed on Nasdaq and complete its proposed business combination.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 by level within the fair value hierarchy:

	Level	June 30, 2024	December 31, 2023
Assets:
Money market funds held in Trust Account	1	5,924,118	5,697,632
Liabilities:
Private Warrant Liability	3	27,284	8,531

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	As of June 30, 2024	As of December 31, 2023
Share price	$10.0	$10.0
Strike price	$11.5	$11.5
Volatility	60%	60%
Risk-free interest rate	4.34%	4.78%
Dividend yield	0.00%	0.00%
Public warrant market price	$0.08	$0.03

In U.S dollars
Value of warrant liability measured with Level 3 inputs at December 31, 2023	8,531
Change in fair value of private warrant liability measured with Level 3 inputs	18,753
Value of warrant liability measured with Level 3 inputs at June 30, 2024	27,284

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

Class B Ordinary Shares

On November 20, 2020, the Company issued 2,875,000 Class B ordinary shares of $0.0001 par value each for a total consideration of $25 thousand to the Sponsor’s wholly-owned Delaware subsidiary.

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

The Company is authorized to issue up to 5,000,000 Preferred Shares of $0.0001 par value each. As of June 30, 2024, the Company has no preferred shares issued and outstanding.

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 8 - NET PROFIT (LOSS) PER SHARE:

The following table reflects the calculation of basic and diluted net profit (loss) per share (in dollars, except share amounts):

	Six months ended June 30,		Three months ended June 30,
	2024	2023	2024	2023
Net profit (loss) for the period	$(310,793)	$476,143	$(110,575)	$162,948
Less – interest earned on Investment held in Trust Account	(149,236)	(1,063,043)	(75,305)	(318,002)
Net loss excluding interest	$(460,029)	$(586,900)	$(185,880)	$(155,054)

Class A ordinary shares subject to possible redemption:
Numerator:
Net loss excluding interest	$(61,220)	$(351,654)	$(24,737)	$(67,544)
Accretion to Class A ordinary shares subject to possible redemption to redemption amount (“Accretion”)	226,486	1,463,043	113,930	558,002
	$165,266	$1,111,389	$89,193	$490,458

Denominator:
weighted average number of shares	515,019	5,015,185	515,019	2,589,567

Net profit per Class A ordinary share subject to possible redemption – basic and diluted	$0.32	$0.22	$0.17	$0.19

Non-redeemable Class A and B ordinary shares:
Numerator:
Net loss excluding interest	$(398,809)	$(235,246)	$(161,143)	$(87,510)
Accretion	(77,250)	(400,000)	(38,625)	(240,000)
	(476,059)	(635,246)	(199,768)	(327,510)

Denominator:
weighted average number of shares	3,355,000	3,355,000	3,355,000	3,355,000

Net loss per non-redeemable Class A and B ordinary share – basic and diluted	$(0.14)	$(0.19)	$(0.06)	$(0.10)

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

MORINGA ACQUISITION CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(CONTINUED)

NOTE 9 - SUBSEQUENT EVENTS:

a.	Additional withdrawals under the Promissory Notes

Since the balance sheet date and up until the filing date of these financial statements, an aggregate amount of $62 thousand has been withdrawn under the Tenth Promissory Note, and a final injection into the trust account of approximately $13 thousand has been withdrawn under the Eighth Promissory Note – rendering the latter fully withdrawn.

b.	Extraordinary General Meeting and redemption of Class A ordinary shares subject to possible redemption

On August 6, 2024 the Extraordinary General Meeting has approved the proposed business combination with Silexion. In connection with the meeting, an additional 427,297 Class A ordinary shares subject to possible redemption have been redeemed. Consequently, $4.8 million has been withdrawn from the trust account.

c.	Advisory and Placement Agent Agreement with Cohen & Company

On July 29, 2024 the Company has entered into agreement with Cohen & Company, for providing capital markets advisory and placement agent services, in connection with both (i) the completion of the proposed business combination with Silexion, and (ii) a private placement of equity, equity-linked, convertible and / or debt securities to be consummated with the business combination.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We completed our initial public offering in February 2021, and since that time, we have engaged in discussions with potential business combination target companies. In June 2022, we entered into the Holisto Business Combination Agreement with Holisto, which was terminated in August 2023. In February 2024, we entered into the Original Silexion Business Combination Agreement with Silexion, which was amended and restated in April 2024 pursuant to the Silexion Business Combination Agreement, which itself was modified pursuant to the Silexion Waiver Letter entered into on June 18, 2024, as described in “Recent Developments” below in this Item 2. We intend to effectuate our prospective Silexion Business Combination via a “double dummy” structure with both Moringa and Silexion merging with subsidiaries of New Pubco, a newly formed entity. The operations of New Pubco and its subsidiaries (most importantly, Silexion) will be funded from one of a number of alternative sources upon the closing of the Silexion Business Combination: (i) remaining cash, if any, in the trust account from the proceeds of our initial public offering and the private placements of the private units (following the payment of funds (x) for redemptions of public shares and (y) to EarlyBirdCapital pursuant to the Marketing Agreement, in each case in connection with the Silexion Business Combination); (ii) cash from a new financing involving the sale of Silexion’s or Moringa’s equity prior to the closing of the Silexion Business Combination and/or New Pubco’s equity at the closing of the Silexion Business Combination; (iii) existing working capital of Silexion; and/or (iv) cash from one or more convertible debt financings.

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

Similarly, if New Pubco issue(s) debt securities or otherwise incur(s) significant indebtedness in connection with the Silexion Business Combination, that could result in:

●	default and foreclosure on New Pubco’s assets if its cash reserves after the Silexion Business Combination are insufficient to repay its debt obligations;

●	acceleration of New Pubco’s obligations to repay the indebtedness even if it makes all principal and interest payments when due if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	New Pubco’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is issued and outstanding;

●	using a substantial portion of New Pubco’s cash flow to pay principal and interest on its debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on New Pubco’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on New Pubco’s ability to borrow additional amounts for payment of expenses, capital expenditures, acquisitions, debt service requirements, and execution of its strategy, which could put it at a disadvantage compared to its competitors that have less debt.

As indicated in the accompanying financial statements, at June 30, 2024 we had approximately $18 thousand of cash and cash equivalents and an accumulated deficit of approximately $3.386 million. Although we raised $115.0 million of gross proceeds, in the aggregate, from our initial public offering in February and March 2021, and an additional $3.8 million of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closings of our initial public offering, approximately $90.8 million and $22.2 million of the investments in our trust account were liquidated and the cash received upon liquidation was paid out as part of the redemption of public shares in connection with the First Extension Meeting and Second Extension Meeting, respectively, leaving approximately $5.924 million in the trust account as of June 30, 2024. Redemptions of public shares following June 30, 2024, in connection with the Extraordinary Silexion Business Combination Approval Meeting, has further reduced the balance of funds in the trust account. We furthermore expect to continue to incur significant costs that will be paid from funds in our bank account outside of the trust account in completing the prospective Silexion Business Combination. We cannot assure you that our plans to complete the Silexion Business Combination or any other potential initial business combination, or a related capital-raise, will be successful.

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

Entry into Silexion Waiver Letter

On June 18, 2024, Moringa, on behalf of New Pubco, Merger Sub 1 and Merger Sub 2 (collectively the “Moringa Parties”), entered into the Silexion Waiver Letter with Silexion that waived and/or modified certain financing-related and other terms of the Silexion Business Combination Agreement. In particular, under the Silexion Waiver Letter, Moringa and each other Moringa Party agreed to waive Silexion’s obtaining at least $3.5 million of equity financing from investors as a condition precedent to the obligations of the Moringa Parties to complete the Silexion Business Combination, which financing had not been obtained to date by Silexion.

In consideration of that waiver by the Moringa Parties, Silexion waived the condition precedent of its obligation to complete the Silexion Business Combination that the sponsor invest at least $350,000 in New Pubco (the “Sponsor Investment”). While the Sponsor is no longer required to complete the Sponsor Investment, it will nevertheless be entitled to be issued, upon completion of the Silexion Business Combination, 1,382,325 of the New Pubco ordinary shares to which it could have potentially been entitled in connection with the Sponsor Investment, without being subject to a surrender of a portion of those shares due to a deficiency in the amount of its investment, as had been provided for by the Silexion Business Combination Agreement.

Moreover, the Silexion Waiver Letter also increased the cap on the amount of working capital and other loans by the sponsor to Moringa for which the sponsor may be repaid via the conversion of loaned amounts into ordinary shares of New Pubco following the closing of the Silexion Business Combination, from $5.2 million to $5.5 million. Under the Silexion Business Combination Agreement, that capped amount will be reduced by any fee or expense that will be paid or owed by Moringa under the Marketing Agreement to which it is party with EarlyBirdCapital.

Lastly, the Silexion Waiver Letter also provided that upon the closing of the Silexion Business Combination, Ilan Levin, who will serve as a director of New Pubco, will be entitled to a monthly fee of $10,000 for a period of 36 months.

The foregoing description of the Silexion Waiver Letter does not purport to be complete. For further information and access to the full Silexion Waiver Letter, please refer to our Current Report on Form 8-K filed with the SEC on June 18, 2024.

Filing and Effectiveness of Form S-4 Registration Statement for Silexion Business Combination

In connection with the proposed Silexion Business Combination, New Pubco, Moringa and Silexion prepared, and New Pubco filed with the SEC, on May 9, 2024, a Registration Statement on Form S-4 that includes a document that serves as a prospectus for the securities to be issued by New Pubco in the Silexion Business Combination and a proxy statement of Moringa for the Extraordinary Silexion Business Combination Approval Meeting. The SEC staff declared the New Pubco Registration Statement effective on July 16, 2024.

Approval of Cure Period by Nasdaq for Nasdaq Deficiency Notice

As previously reported, on February 20, 2024, we received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that unless we would timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of our securities on The Nasdaq Capital Market would be suspended at the opening of business on February 29, 2024, due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement.

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

Entry into Advisory and Placement Agent Agreement with Cohen & Company

On July 29, 2024, we entered into a letter agreement with J.V.B. Financial Group, LLC, acting through its Cohen & Company Capital Markets division (“Cohen & Company”) pursuant to which Cohen & Company will provide us capital markets advisory and placement agent services. Under that agreement, Cohen & Company agreed to serve as (i) our capital markets advisor in connection with our completion of the Silexion Business Combination and (ii) our placement agent for a private placement of equity, equity-linked, convertible and/or debt securities to be consummated in connection with the Silexion Business Combination (any such private placement fund raising activity, a “financing transaction”).

Among the other services that it will provide for us under the agreement, Cohen & Company will: assist us with identifying financing opportunities to optimize our execution, and de-risk the closing process, of the Silexion Business Combination; provide capital markets advice to us and New Pubco on the financial aspects and terms and conditions of a financing transaction; assist us in placing a line of credit with respect to equity, equity-linked, and convertible securities (an “ELOC”); and advising and assisting our/New Pubco’s senior management on customary presentations to be used in “road show” and other meetings with investors and other interested persons in connection with the Silexion Business Combination and a financing transaction.

As compensation for the services to be provided to us under the agreement, we have agreed to pay Cohen & Company the following fees:

(i)	an advisor fee of 150,000 New Pubco ordinary shares to be issued to it simultaneously with (and subject to) the closing of the Silexion Business Combination, provided that if Cohen & Company is able to place an ELOC, the advisor fee will be increased by 25,000 shares and (Y) if the sum of the gross proceeds raised in the financing transaction is equal to or greater than $1,500,000, the advisor fee will be increased by an additional 125,000 shares; and

(ii)	a transaction fee in connection with a financing transaction that is completed at or prior to the closing of the Silexion Business Combination, which fee is to be paid at the closing of the financing transaction, in an amount that will be equal to the sum of:

a.	4% of the gross proceeds in the financing transaction raised from investors first identified to us or our affiliates by Cohen & Company, and 2% of the gross proceeds raised in the financing transaction from all other investors, plus

b.	4% of the sum of proceeds released from the trust account with respect to any shareholder of our company that enters into a non-redemption or other similar agreement and does not redeem public shares, to the extent such shareholder was first identified to us by Cohen & Company (other than funds released from the trust account that are payable to another party providing capital markets advisory services to us), and 2% of the sum of proceeds released from the trust account with respect to any other shareholder of our company that entered into a non-redemption or other similar agreement and did not redeem public shares (other than funds released from the trust account that are payable to another party providing capital markets advisory services to us).

The payment of each of the advisor fee and the transaction fee is conditioned on the closing of the Silexion Business Combination.

We have also agreed to reimburse Cohen & Company and its affiliates for any reasonable and documented out-of-pocket expenses, plus any sales, use or similar taxes (including additions to such taxes, if any) on any such expenses, subject to a $15,000 limit (unless we consent in writing to reimbursement of an amount exceeding that limit). We have furthermore agreed to customary indemnification and/or contribution to Cohen & Company for any liability arising for it out of the Silexion Business Combination, a financing transaction or our engagement of Cohen & Company. Such obligation of ours is subject to customary exclusions.

Results of Extraordinary Silexion Business Combination Approval Meeting

On August 6, 2024, we held the Extraordinary Silexion Business Combination Approval Meeting at which our shareholders considered various proposals related to the Silexion Business Combination. At the meeting, our shareholders approved each of the following proposals (which were described in the proxy statement/prospectus that we filed with the SEC under cover of Schedule 14A on July 17, 2024), by the requisite majority described below:

(i)	a proposal to approve, as an ordinary resolution under Cayman Islands law, our entry into the Silexion Business Combination Agreement, and all transactions to be completed thereunder;

(ii)	a proposal to approve and adopt, as special resolutions under Cayman Islands law, the plan of merger for the merger of Merger Sub 2 with and into Moringa, pursuant to which (a) Merger Sub 2 will be merged with and into Moringa, with the result that Moringa will be a wholly-owned subsidiary of New Pubco, and (b) our amended and restated memorandum and articles of association will be amended and restated in order to delete provisions that relate to Moringa’s status as a special purpose acquisition company and include provisions that are appropriate for a privately-owned company; and

(iii)	a proposal to approve and adopt, as a special resolution under Cayman Islands law, an amendment to our amended and restated memorandum and articles of association in order to delete the requirement thereunder that New Pubco (or any combined company resulting from an initial business combination of Moringa) have a minimum of $5,000,001 of net tangible assets (after deducting liabilities), prior to the payment of Moringa’s and Silexion’s transaction expenses and other liabilities due at the closing of the Silexion Business Combination.

In connection with the votes on all three proposals held at the meeting, our public shareholders elected to redeem, and did not reverse such election with respect to, 427,297 public shares.

Upon completion of those redemptions, (i) 3,442,721 Class A ordinary shares, in the aggregate (consisting of 87,722 public shares, 2,874,999 Class A ordinary shares that are founders shares held by the sponsor, 380,000 private shares (held by the sponsor and EarlyBirdCapital, in the aggregate), and 100,000 representative shares), and (ii) one Class B ordinary share (held by the sponsor), remain issued and outstanding.

Results of Operations and Known Trends or Future Events

We have not engaged in any revenue-generating operations to date. Our only activities since inception have been organizational activities, preparations for our initial public offering and, subsequent to our initial public offering, searching for, and due diligence related to, potential target companies with which to consummate a business combination transaction. We have not and will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in our trust account after our initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the June 30, 2024 date of our financial statements contained in this Quarterly Report. After our initial public offering, which was consummated in February and March 2021, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for our activities related to an initial business combination (originally, the Holisto Business Combination, and recently, the Silexion Business Combination).

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

IPO and Post-IPO Funding— Trust Account

At the time of our IPO in February and March 2021, we raised $116.2 million of net proceeds from (i) the sale of public units to the public in the offering, after deducting offering expenses of approximately $300 thousand and underwriting commissions of $2.3 million (but excluding an advisory fee of up to $4.025 million that may be payable to the representative of the underwriters for services that may be performed for us under the Marketing Agreement in connection with (and subject to the consummation of) our initial business combination transaction), and (ii) the sale of private units for a purchase price of $3.8 million in the aggregate. Of that $116.2 million amount, $115 million (including up to $4.025 million for a potential advisory fee to EarlyBirdCapital under the Marketing Agreement) was deposited into the trust account. The funds in the trust account were invested only in specified U.S. government treasury bills or in specified money market funds. The remaining $1.2 million was not placed in the trust account. As of June 30, 2024, we had approximately $5.924 million of investments held in that trust account, all of which was invested in Goldman Sachs money market funds. Following June 30, 2024, on July 11, 2024, in order to mitigate the risk of our being deemed an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental Stock Transfer & Trust Company, at which the trust account is held, to liquidate the investments in the trust account and to move the cash held in the trust account into an interest-bearing demand deposit account held at JPMorgan Chase Bank, N.A. The sponsor committed to funding an additional $12.9 thousand approximately to the trust account on the 19th day of each month, beginning in August 2023 until (but not including) August 19, 2024, for up to $154.5 thousand approximately in total, for so long as we have not yet completed an initial business combination or determined to liquidate our company. The last such funding took place on July 19, 2024.

We intend to use substantially all of the investments held in the trust account (after reduction for payments to redeeming shareholders) including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding the potential advisory fee to be payable to EarlyBirdCapital for advisory services under the Marketing Agreement), to fund our post- business combination company. We may withdraw from the trust account interest to pay taxes, if any. Our annual income tax obligations depend on the amount of interest and other income earned on the amounts held in the trust account. The remaining proceeds held in the trust account (following the payment of amounts to shareholders who redeemed shares in connection with the Extraordinary Silexion Business Combination Approval Meeting) will be used as working capital to finance the operations of New Pubco (or any other company surviving from our initial business combination), make other acquisitions and pursue our growth strategies.

Subsequent to our initial public offering, our working capital has been funded exclusively by our sponsor, as evidenced by promissory notes that we have issued to our sponsor throughout the post-IPO period.

As of June 30, 2024, we had approximately $18 thousand of cash deposited in our bank account held outside of the trust account. We intend to use those funds and any additional funding that we have subsequently received and may receive from our sponsor and that we hold outside of the trust account primarily towards activities related to our prospective Silexion Business Combination (or any other business combination). Those activities include, in primary part, completing the Silexion Business Combination, securing financing for the post-business combination company, paying for administrative and support services, and paying taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes. In addition, we use those funds outside of the trust account for payment of legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees, and funds for working capital to cover miscellaneous expenses and reserves.

In order to fund working capital deficiencies or finance transaction costs in connection with the prospective Silexion Business Combination or any other initial business combination, our sponsor or an affiliate of our sponsor may, but is not obligated to, loan us additional funds as may be required. If we complete our initial business combination, we would repay such loaned amounts, subject, however, to the cap on repayment under the A&R Sponsor Promissory Note described in the next paragraph below. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Under the existing terms of those loans from the sponsor, up to $1.5 million of such loans (all of which has been committed to us by our sponsor already) may be converted into warrants at a price of $1.00 per warrant at the option of the sponsor, as lender. The warrants would be identical to the private warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Under the terms of the Silexion Business Combination, as modified by the Silexion Waiver Letter, all such amounts owed to the sponsor under existing promissory notes will be represented by a single amended and restated sponsor promissory note (the “A&R Sponsor Promissory Note”) to be issued to our sponsor by New Pubco, as assignee of Moringa, under which the total amount owed by New Pubco (as assignee of Moringa) to the sponsor through the closing date of the business combination will be subject to a cap of (i) $5.5 million, minus (ii) any fee or expense that may be paid or owed by us pursuant to the Marketing Agreement. Any outstanding amount loaned by the sponsor to our company in excess of that cap will be attributed to the conversion shares issuable under the A&R Sponsor Promissory Note as additional paid-in capital. The maturity date of the A&R Sponsor Promissory Note will be the 30-month anniversary of the closing date of the Silexion Business Combination. Amounts outstanding under the A&R Sponsor Promissory Note may be repaid (unless otherwise decided by Moringa) only by way of conversion into New Pubco ordinary shares. The sponsor may also convert amounts outstanding under the A&R Sponsor Promissory Note at the price per share at which New Pubco conducts an equity financing following the closing of the business combination, subject to a minimum conversion amount of $100 thousand, in an amount of shares constituting up to thirty percent (30%) of the number of ordinary shares issued and sold by New Pubco in such equity financing. The sponsor may also elect to convert amounts of principal outstanding under the note into New Pubco ordinary shares at any time following the twenty-four (24) month anniversary of the closing date, subject to a minimum conversion of $10 thousand, at a price per share equal to the volume weighted average price of the New Pubco ordinary shares on the principal market on which they are traded during the twenty (20) consecutive trading days prior to the conversion date.

We have been borrowing additional funds from our sponsor in order to satisfy our liquidity needs in our pursuit of an initial business combination. At June 30, 2024, we had an aggregate of $3,346,000 outstanding under existing promissory notes that we had issued to the sponsor (including for sponsor loans that were contributed to the trust account in connection with the First Extension and Second Extension). We have been borrowing additional funds from our sponsor after June 30, 2024 as our working capital needs have been increasing concurrently with our progress towards completing the Silexion Business Combination.

We cannot assure you that we will be able to successfully consummate the prospective Silexion Business Combination or any other initial business combination.

After June 30, 2024, in connection with the Extraordinary Silexion Business Combination Approval Meeting held on August 6, 2024, our shareholders redeemed an additional 427,297 public shares, which has further reduced, by approximately $4.8 million, the funds in the trust account that will become available to New Pubco upon the closing of the Silexion Business Combination. New Pubco will likely need to issue additional securities or incur debt at or following the closing of the Silexion Business Combination if cash on hand is insufficient, in order to meet the ongoing working capital requirements of Silexion’s operations.

There can be no assurance that we will be able to consummate the Silexion Business Combination or obtain sufficient funding to complete the Silexion Business Combination. If we are unable to complete the Silexion Business Combination or any other initial business combination, we will be forced to cease operations and liquidate our trust account, which liquidation would be less than 12 months after the date of this Quarterly Report. Please see Note 1(e) to the unaudited condensed consolidated financial statements included in this Quarterly Report, which describes the substantial doubt regarding our ability to continue as a “going concern”.

Review of Cash Flows for the Six Months Ended June 30, 2024

Cash used in operating activities

For the six months ended June 30, 2024 net cash used in operating activities was approximately $369 thousand. That cash used in operating activities reflected our net loss of approximately $311 thousand for the period, as adjusted to reflect the following matters:

●	a decrease in cash, cash equivalents and investments held in trust in order to eliminate the following non-cash items: decrease in accrued expenses of approximately $60 thousand; (ii) decrease in prepaid expenses of approximately $3 thousand; and (iii) decrease in related party indebtedness of $20 thousand; and

●	an increase in cash, cash equivalents and investments held in trust in order to eliminate non-cash losses of approximately $19 thousand, attributable to the change in fair value of our private warrants that was included in our net loss for the period.

Cash provided by financing activities

For the six months ended June 30, 2024, net cash provided by financing activities was approximately $505 thousand, reflecting funds that we borrowed from our sponsor under the promissory notes that we have issued to our sponsor.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below:

Administrative Services Agreement with Sponsor

In connection with the IPO, we entered into an agreement to pay the sponsor a monthly fee of $10 thousand for office space, and administrative and support services, provided to our company. We began incurring those fees on February 19, 2021 and will continue to incur those fees monthly until the earlier of our completion of a business combination or our liquidation.

Marketing Agreement with EarlyBirdCapital

At the time of the IPO, we engaged EarlyBirdCapital under the Marketing Agreement as an advisor in connection with our initial business combination, to assist in holding meetings with our shareholders to discuss the potential business combination and the target business’ attributes, to introduce us to potential investors that are interested in purchasing the surviving public company’s securities in connection with our initial business combination, to assist in obtaining shareholder approval for the business combination, and to assist with press releases and public filings in connection with our initial business combination. Under that engagement, we agreed to pay EarlyBirdCapital a cash fee for such services upon the consummation of our initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO, or $4.025 million (exclusive of any applicable finders’ fees which might become payable). We are engaging in negotiations with EarlyBirdCapital to reduce the amount of that cash fee. We cannot provide any assurances as to the outcome of those negotiations.

Advisory and Placement Agent Agreement with Cohen & Company

On July 29, 2024, we entered into an advisory and placement agent services agreement with Cohen & Company. Please see a description of our potential obligations under that agreement under “Recent Developments— Entry into Advisory and Placement Agent Agreement with Cohen & Company” above in this Item 2.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our initial public offering and the sale of the private units held in the trust account were invested, until July 11, 2024, in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that maintained a stable net asset value of $1.00, which invested only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, there were no associated material exposure to interest rate risk. On July 11, 2024, we instructed Continental Stock Transfer & Trust Company, acting as trustee, to liquidate those investments in our trust account and to invest the proceeds from those investments in a demand deposit interest-bearing bank account. The interest accruing in that account is subject to fluctuation based on market changes in interest rates. We do not believe that any fluctuation in market interest rates will materially impact the value of the funds in the trust account.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 because of the material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex features of our Class A ordinary shares and private placement warrants was not effectively designed or maintained. This material weakness resulted in the restatement of our audited financial statement as of March 3, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability (for our private placement warrants), Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Since that time, we have been implementing a number of measures to remediate such material weaknesses; however, as of June 30, 2024 management has not remediated the material weakness. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Our proposed business combination with Silexion, a company located in Israel, may be subject to a variety of additional risks that may negatively impact the operations of the combined company.

Because we seek an initial business combination with Silexion, a company that is located in Israel, we may face additional burdens in completing our initial business combination, and if we effect such business combination, we could be subject to a variety of additional risks that may negatively impact the operations of New Pubco.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Since the commencement of these events, there have been continuous hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and occasional attacks by the Houthi terror organization in Yemen.

In addition, on April 13, 2024, Iran launched an aerial attack on Israel through the use of cruise and ballistic missiles along with suicide drones. While Israel repelled the Iranian attack, including through the assistance of the Unites States, France, the United Kingdom, and Jordan, the attack by Iran signaled an escalation in the regional conflict and the potential for larger regional conflict, which may bring additional countries into the sphere of conflict.

The intensity and duration of Israel’s current war against each of Hamas and Hezbollah, along with any additional regional conflict, is difficult to predict, as are the economic implications of the war on the business and operations on Silexion or any other target company with which we may combine, and on Israel’s economy in general. These events may cause wider macroeconomic deterioration in Israel, which may have a material adverse effect on our ability to effectively complete the Silexion Business Combination, or on the operations of New Pubco.

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

We are currently not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with Nasdaq’s listing requirements, our securities could be delisted, which could affect our securities’ market price and liquidity, and could also frustrate our ability to complete the Silexion Business Combination.

On February 20, 2024, we received a written notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), trading of our securities on the Nasdaq was to be suspended at the opening of business on February 29, 2024, due to our non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. We requested a hearing before the Panel, which took place on April 23, 2024 and thereby averted a suspension in trading of the Moringa securities. Based on that hearing, we have been granted a six-month extension, until August 19, 2024, to regain compliance with that Nasdaq listing requirement by consummating the Silexion Business Combination.

We cannot assure you that we will be able to regain compliance with Nasdaq IM-5101-2 and maintain compliance with all other Nasdaq continued listing requirements. The sole means to regain compliance and remedy our current non-compliance is to complete the Silexion Business Combination (or any other potential business combination) prior to the end of the extension period. Therefore, if we fail to complete the Silexion Business Combination by the six-month deadline, we will likely be unable to fulfill the closing condition under the Silexion Business Combination Agreement that the New Pubco ordinary shares be accepted for listing on Nasdaq. That, in turn, could lead to the termination of the Silexion Business Combination Agreement, which could cause us to liquidate, as a result of which public shareholders may only receive their proportional share of the current funds in the trust account, or less. Even if we do not liquidate, the delisting of our securities from Nasdaq could adversely affect the market price and liquidity of our securities, which would likely continue to trade in the over-the-counter market instead.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted, which may cause us to abandon our efforts to complete an initial business combination and instead liquidate Moringa.

On January 24, 2024, the SEC adopted final rules governing special purpose acquisition companies (the “SPAC Final Rules”), which became effective on July 1, 2024. Among other items, the SPAC Final Rules provide interpretive guidance describing the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act (the “Guidance”). In particular, the Guidance provided that like any other issuer, a SPAC may meet the definition of investment company under Section 3(a)(1)(A) or 3(a)(1)(C) of the Investment Company Act or both, depending on the facts and circumstances. Under Section 3(a)(1)(C), if a SPAC owns or proposes to acquire 40% or more of its total assets in investment securities, it would likely need to register under the Investment Company Act unless an exclusion from the definition applies. However, in the context of Section 3(A)(1)(A), the Guidance clarified that whether a SPAC is subject to the Investment Company Act is a question dependent on the particular facts and circumstances of the SPAC and this evaluation should be conducted at its inception and throughout its existence. In particular, the Guidance clarified that the specific duration period of a SPAC is not the sole determinant, but among one of the long-standing factors, i.e., the Tonopah factors, to consider when analyzing a SPAC’s investment company status. Under such factors, the following generally must be reviewed: (1) the nature of SPAC assets and income, (2) the activities of a SPAC’s officers, directors and employees, (3) the duration of the SPAC, including with respect to the timing of a business combination, (4) the manner in which a SPAC holds itself out to investors, and (5) its historical development.

Despite the SPAC Final Rules and the Guidance therein, there remains uncertainty concerning the applicability of the Investment Company Act to SPACs, generally, and to us, specifically. This uncertainty may subject us to a claim that we have been operating as an unregistered investment company. This risk may be increased by the amount of time that we held the funds in the trust account in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, rather than in cash or in an interest-bearing demand deposit account at a bank. Likewise, the risk may be increased the longer that our initial business combination timeline extends beyond, inclusive of the completion time for a de-SPAC transaction, the date of our initial public offering.

Based on the factors described in the Guidance provided under the SPAC Final Rules, we do not believe that our principal activities currently subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with, and regulation under, the Investment Company Act, it would be subject to additional regulatory burdens and expenses for which we have not allotted funds. For example, our activities would be severely restricted: including: (1) restrictions on the nature of our investments; and (2) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we would be subject to burdensome compliance requirements, such as: (a) registration as an investment company with the SEC; (b) adoption of a specific form of corporate structure; and (c) reporting, recordkeeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to. As a result, we may be forced to abandon our efforts to complete an initial business combination and to instead liquidate. If we liquidate, our shareholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of the successor entity’s stock and warrants following such a transaction, and our warrants would expire worthless.

If our facts and circumstances change over time, we will update our disclosures to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company.

We have instructed the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account in order to seek to mitigate the risk that we could be deemed to be an investment company for purposes of the Investment Company Act. As such, we may receive less interest on the funds held in the trust account, which may reduce the dollar amount the Moringa public shareholders will receive upon any redemption or liquidation of Moringa.

Until July 2024, the funds in the trust account had, since the IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of our being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed the trustee with respect to the trust account to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit account at a bank until the earlier of consummation of an initial business combination or liquidation of Moringa. Following such liquidation of the securities held in the trust account, we may receive less interest on the funds held in the trust account than the interest we would have received pursuant to the original trust account investments. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. As a result, the dollar amount the public shareholders would receive upon any redemption or liquidation of Moringa may be less than it would have been had the funds remained invested.

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

MORINGA ACQUISITION CORP

Date: August 13, 2024	/s/ Ilan Levin
	Name:	Ilan Levin
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 13, 2024	/s/ Gil Maman
	Name:	Gil Maman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)